Form 10-Q
period 2008-09-30
WELLQUEST MEDICAL & WELLNESS CORP
filed 2008-12-05
CIK 1427222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number:  333-149260

WELLQUEST MEDICAL & WELLNESS CORPORATION
(Exact name of registrant as specified in its charter)

Oklahoma	20-1842879
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3400 SE Macy Rd, #18
Bentonville, Arkansas 72712
 (Address of Principal Executive Offices)

(479) 845-0880
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filed,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 3, 2008, there were 23,716,361 shares of registrant’s common stock outstanding.

WELLQUEST MEDICAL & WELLNESS CORPORATION

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

PART I. FINANCIAL INFORMATION
ITEM 1.   Financial Statements

Consolidated Balance Sheets

	September 30 2008	December 31 2007
	(Unaudited)
Assets
Current assets:
Cash	$32,788	$91,711
Accounts receivable, less allowance of $202,111 and $184,585 at September 30, 2008 and December 31, 2007, respectively	223,046	329,117
Certificate of deposit, restricted	-	250,000
Other current assets	94,817	65,729

Total current assets	350,651	736,557

Property and equipment, net	419,361	495,327

Total assets	$770,012	$1,231,884

Liabilities and Stockholders' Deficit
Current liabilities:
Line of credit	$206,557	$193,765
Accounts payable	257,692	285,641
Accrued liabilities	174,633	185,139
Due to physicians and related parties	457,787	375,335
Note payable to related party	337,986	-
Current maturities of long-term debt	93,983	352,585
Current obligations under capital leases	22,943	20,291
Current maturities of subordinated debentures payable to stockholders, net of unamortized discount of $40,399 and $0 at September 30, 2008 and December 31, 2007, respectively	500,103	125,005

Total current liabilities	2,051,684	1,537,761

Long-term debt, less current maturities	446,559	517,804
Long-term obligations under capital leases, less current portion	124,994	142,548
Subordinated debentures payable to stockholders, less current maturities, net of unamortized discount of $112,000 at December 31, 2007	-	328,497

Total liabilities	2,623,237	2,526,610

Stockholders' deficit:
Preferred stock - $.01 par value; authorized 2,500,000 shares 75,000 designated as Series A convertible preferred stock; 37,440 shares issued and outstanding	374	374
Common stock - $.001 par value; authorized 150,000,000 shares; 23,716,361 and 22,975,250 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	23,716	22,975
Additional paid-in capital	1,261,167	1,184,304
Warrants outstanding	177,000	177,000
Accumulated deficit	(3,315,482)	(2,679,379)
	(1,853,225)	(1,294,726)

Total liabilities and stockholders' deficit	$770,012	$1,231,884

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Consolidated Statements of Operations

For the periods ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net revenue	$775,991	$609,107	$2,407,197	$1,665,731

Operating expenses:
Salaries, wages and benefits	320,632	272,851	973,676	794,259
Rents and facility expenses	60,367	62,715	214,553	193,723
Clinic direct expenses, excluding salaries, wages and benefits	263,896	185,287	804,221	516,933
Spa direct expenses, excluding salaries, wages and benefits	93,944	58,624	229,409	151,415
General corporate expenses	87,736	62,336	523,863	155,785
Depreciation and amortization	27,157	27,055	81,454	72,560

Total operating expenses	853,732	668,868	2,827,176	1,884,675

Operating loss	(77,741)	(59,761)	(419,979)	(218,944)

Interest income (expense):
Interest income	-	3,183	3,232	9,723
Interest expense	(79,903)	(37,593)	(219,356)	(182,319)

Net interest expense	(79,903)	(34,410)	(216,124)	(172,596)

Net loss applicable to common stock	$(157,644)	$(94,171)	$(636,103)	$(391,540)

Loss per common share:
Basic and diluted	$(0.007)	$(0.005)	$(0.027)	$(0.021)

Weighted average number of common shares outstanding:
Basic and diluted	23,698,245	18,875,000	23,538,653	18,875,000

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2008 and 2007
(Unaudited)

	2008	2007

Cash Flows from Operating Activities
Net loss	$(636,103)	$(391,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,454	72,560
Amortization of debt discount	71,602	43,000
Stock based compensation	11,604	-
Change in assets and liabilities:
Accounts receivable, net	106,071	(46,010)
Other current assets	(29,088)	(26,576)
Accounts payable and accrued liabilities	(38,455)	68,965
Due to physicians and related parties	82,452	58,845

Net cash used in operating activities	(350,463)	(220,756)

Cash Flows from Investing Activities
Purchases of property and equipment	(5,488)	(10,772)

Cash Flows from Financing Activities
Repayment of long-term borrowings and obligations under capital leases	(94,750)	(79,658)
Repayment of subordinated debentures payable to stockholders	(25,000)	-
Proceeds from issuance of subordinated notes to stockholders	-	226,833
Proceeds from issuance of note payable from a related party	337,986	-
Net borrowings on line of credit	12,792	44,777
Proceeds from issuance of common stock	66,000	25,000

Net cash provided by financing activities	297,028	216,952

Net decrease in cash	(58,923)	(14,576)
Cash, beginning of period	91,711	21,287

Cash, end of period	$32,788	$6,711

Non-cash Investing and Financing Activities
Restricted certificate of deposit applied to long-term borrowings	$250,000	$-
Property acquired under capital lease	-	173,177
	$250,000	$173,177

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$203,121	$204,164

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements September 30, 2008
(Unaudited)

1.  Organization and Business Description and Management’s Plans

HQHealthQuest Medical & Wellness Centers, LTD (“HQHealthQuest”) was incorporated in the state of Oklahoma in November 2004.  Its wholly-owned subsidiary, WellQuest of Arkansas, Inc. (“WellQuest of Arkansas”), was incorporated in the state of Arkansas in May 2005.  We changed our name to WellQuest Medical & Wellness Corporation (“WellQuest”) on April 24, 2008.

WellQuest delivers an integrated model of primary medical care, preventive/wellness services and medical esthetics in upscale facilities located in high-traffic retail corridors.  The delivery site is titled “WellQuest Medical Clinic and Spa”, a trademarked business name.  The WellQuest concept combines a customer-service oriented medical treatment facility for interventional care with programmed preventive services and products that lead clients in the quest for wellness.  The facility also houses an advanced medical spa for skincare services and products. WellQuest currently operates one facility in Bentonville, Arkansas.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WellQuest, its wholly owned subsidiary, WellQuest of Arkansas, and Northwest Arkansas Primary Care Physicians, P.A. (collectively, the “Company”).  In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46R (FIN 46R), Consolidation of Variable Interest Entities.  FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, which addressed the consolidation by business enterprises of variable interest entities (VIEs).  FIN 46R provides guidance in determining when VIEs should be consolidated in the financial statements of the primary beneficiary.

WellQuest of Arkansas entered into a Management and Medical Services Agreement with Northwest Arkansas Primary Care Physicians, P.A pursuant to which Northwest Arkansas Primary Care Physicians was granted exclusive rights to operate medical practices in the current center and all future sites that WellQuest of Arkansas might open in Northwest Arkansas.  As a result, Northwest Arkansas Primary Care Physicians is responsible for hiring all physicians and nurse practitioners who operate in the medical clinic. The proceeds from the practice are assigned to WellQuest of Arkansas.  From those proceeds, WellQuest of Arkansas pays the compensation of the employees of Northwest Arkansas Primary Care Physicians and all expenses associated from the conduct of the practice.  WellQuest of Arkansas receives a monthly management fee of 7.5% of the practice’s net revenues, and after all practice loans and interest are repaid in full, receives a performance bonus as a share of any practice operating profits after physician compensation and all practice operating expenses are paid.  As a result of WellQuest’s evaluation of the effect that the adoption of FIN 46R would have on WellQuest's results of operations and financial condition, WellQuest determined that Northwest Arkansas Primary Care Physicians, P.A. qualifies for consolidation based on the criteria set forth in FIN 46R, as WellQuest is a primary beneficiary of the net operations of the clinic after physician compensation.  As a result, the operations of the clinic, primarily clinic revenues and expenses, were consolidated into WellQuest for financial statement reporting purposes in accordance with the provisions of FIN 46R.  All significant intercompany accounts and transactions have been eliminated.

Management’s Plans

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2008, the Company had a working capital deficit of approximately $1,701,000 and had incurred net losses of approximately $636,000 for the nine months ended September 30, 2008.  The Company also has an accumulated deficit of approximately $3,315,000.  The Company has, in large part, been supported by the proceeds from the SBA guaranteed debt and certain major stockholders.  There is no commitment for such stockholders to continue providing financial support to the Company.

These factors, among others, raise substantial doubt concerning the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors, and its ability to successfully establish and operate additional clinics and spas throughout selected geographical markets.  As discussed in the following paragraph, the Company will require additional financial resources in order to fund obligations as they become due.

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements September 30, 2008
(Unaudited)

WellQuest is seeking to identify potential equity participants in the public equity market in an attempt to generate sufficient additional investment capital to meet working capital needs for expansion and development.  Management and major stockholders are currently marketing the Company based on management's plans which include: expanding the model, which will enable WellQuest to spread its management costs over several centers; fund expansion to a major metropolitan area in the United States; and complete development of the business model.  This funding will further allow WellQuest to reduce debt service requirements.

Completion of management's plans will require the Company to obtain additional debt or equity financing beyond those resources currently available to the Company.  There is no assurance the Company will be successful in securing resources to fund current obligations as they become due in the remainder of 2008 or 2009 or to support the Company until such time, if ever, that the Company is able to consistently generate income from operations.

2.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations.  The accompanying unaudited interim consolidated financial statements reflect all adjustments which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. All such adjustments (except as otherwise disclosed herein) are of a normal recurring nature.

The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. It is suggested that the December 31, 2007 financial information be read in conjunction with the financial statements and notes thereto.

3.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured.

Net revenue of the Company is comprised of net clinic revenue and revenue derived from the sales of spa services and related products. Net clinic revenue is recorded at established rates reduced by provisions for doubtful accounts and contractual adjustments. Contractual adjustments arise as a result of the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the year final settlements are determined.

Spa revenues are recognized at the time of sale, as this is when the services have been provided or, in the case of product revenues, delivery has occurred, and the spa receives the customer’s payment. Revenues from pre-paid purchases are also recorded when the customer takes possession of the merchandise or receives the service. Pre-paid purchases are defined as either gift cards or series sales.  Series sales are the purchase of a series of services to be received over a period of time.  Pre-paid purchases are recorded as a liability (deferred revenue) until they are redeemed. Gift cards expire two years from the date of the customer’s purchase.  Series sales do not carry an expiration date.

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements September 30, 2008
(Unaudited)

Earnings Per Share

The Company calculates and discloses earnings per share (EPS) in accordance with SFAS No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires dual presentation of Basic and Diluted EPS on the face of the statements of operations and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

In computing Diluted EPS, only potential common shares that are dilutive — those that reduce earnings per share or increase loss per share — are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The “control number” for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there is a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change.  The Company incurred losses from continuing operations for the three and nine month periods ended September 30, 2008 and 2007. Therefore, basic EPS and diluted EPS are computed in the same manner for those periods. The number of antidilutive warrants outstanding was 2,202,750 at September 30, 2008 and 2007.

Share-Based Payment

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 123R, Share-Based Payment (SFAS 123R).  SFAS 123R is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  Under paragraph 7 of SFAS 123R, if the fair value of goods or services received in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the equity instruments issued, the fair value of the goods or services received shall be used to measure the transaction.  In contrast, if the fair value of the equity instruments issued in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the consideration received, the transaction shall be measured based on the fair value of the equity instruments issued.  The Company utilized the fair value of the equity instruments issued to nonemployees to value the shares issued.

4.  Business Segments

SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information (SFAS 131) establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Reportable operating segments are defined as a component of an enterprise:

•	That engages in business activities from which it may earn revenues and expenses,
•	Whose operating results are regularly reviewed by the enterprise’s chief operating decision maker,
•	For which discrete financial information is available.

Corporate assets detailed below are primarily comprised of property and equipment, corporate cash, accounts receivable and other corporate assets. Summarized financial information concerning the Company’s reportable operating segments is shown in the following tables as of September 30, 2008 and 2007:

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements September 30, 2008
(Unaudited)

	For the Nine Months Ended September 30, 2008
	Medical Clinic	Medical Spa	Unallocated Corporate	Consolidated

Net revenue	$1,879,439	$527,758	$-	$2,407,197
Operating expenses	1,508,311	734,753	584,112	2,827,176
Income (loss) from operations	371,128	(206,995)	(584,112)	(419,979)
Interest income	-	-	3,232	3,232
Interest expense	-	-	219,356	219,356
Net income (loss)	$371,128	$(206,995)	$(800,236)	$(636,103)

Total assets	$407,587	$260,308	$102,117	$770,012

	For the Nine Months Ended September 30, 2007
	Medical Clinic	Medical Spa	Unallocated Corporate	Consolidated

Net revenue	$1,269,845	$395,886	$-	$1,665,731
Operating expenses	1,128,440	576,051	180,184	1,884,675
Income (loss) from operations	141,405	(180,165)	(180,184)	(218,944)
Interest income	-	-	9,723	9,723
Interest expense	-	-	182,319	182,319
Net income (loss)	$141,405	$(180,165)	$(352,780)	$(391,540)

Total assets	$465,788	$344,926	$286,994	$1,097,708

The financial information for the Medical Clinic presented above represents the revenue and direct operating expenses of NWAPCP after elimination of intercompany expenses charged to NWAPCP by WellQuest of Arkansas.  Intercompany expenses that have been eliminated include the following: a management fee paid by NWAPCP to WellQuest of Arkansas ($140,720 and $98,171 for the nine month period ended September 30, 2008 and 2007, respectively), lease expense paid by NWAPCP to WellQuest of Arkansas ($40,667 and $44,822 for the nine month period ended September 30, 2008 and 2007, respectively), and interest expense paid by NWAPCP to WellQuest of Arkansas ($31,941 and $46,528 for the nine month period ended September 30, 2008 and 2007, respectively).

	For the Three Months Ended September 30, 2008
	Medical Clinic	Medical Spa	Unallocated Corporate	Consolidated

Net revenue	$599,673	$176,318	$-	$775,991
Operating expenses	488,820	252,782	112,130	853,732
Income (loss) from operations	110,853	(76,464)	(112,130)	(77,741)
Interest income	-	-	-	-
Interest expense	-	-	79,903	79,903
Net income (loss)	$110,853	$(76,464)	$(192,033)	$(157,644)

Total assets	$407,587	$260,308	$102,117	$770,012

	For the Three Months Ended September 30, 2007
	Medical Clinic	Medical Spa	Unallocated Corporate	Consolidated

Net revenue	$480,620	$128,487	$-	$609,107
Operating expenses	407,869	201,844	59,155	668,868
Income (loss) from operations	72,751	(73,357)	(59,155)	(59,761)
Interest income	-	-	3,183	3,183
Interest expense	-	-	37,593	37,593
Net income (loss)	$72,751	$(73,357)	$(93,565)	$(94,171)

Total assets	$465,788	$344,926	$286,994	$1,097,708

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements September 30, 2008
(Unaudited)

The financial information for the Medical Clinic presented above represents the revenue and direct operating expenses of NWAPCP after elimination of intercompany expenses charged to NWAPCP by WellQuest of Arkansas.  Intercompany expenses that have been eliminated include the following: a management fee paid by NWAPCP to WellQuest of Arkansas ($44,978 and $36,817 for the three month period ended September 30, 2008 and 2007, respectively), lease expense paid by NWAPCP to WellQuest of Arkansas ($13,556 and $14,941 for the three month period ended September 30, 2008 and 2007, respectively), and interest expense paid by NWAPCP to WellQuest of Arkansas ($8,390 and $15,796 for the three month period ended September 30, 2008 and 2007, respectively).

5.  Common and Preferred Stock

Between January 2008 and February 2008, the Company sold an aggregate of 630,000 shares of our common stock to four investors for aggregate gross proceeds of $56,000.  These shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

In July 2008, the Company sold an aggregate of 111,111 shares of our common stock to an investor for aggregate gross proceeds of $10,000.  These shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On April 24, 2008, the Company amended its certificate of incorporation with the State of Oklahoma to adjust the par value of common stock to $0.001 per share.  The Company also amended the number of authorized shares of common and preferred stock to 150,000,000 and 2,500,000, respectively.  The par value of preferred stock remains unchanged at $0.01 per share.  The financial statements and other disclosures for all periods presented have been retroactively restated to reflect these changes.

6.  Income Taxes

The Company had no current income tax provision for the quarter ended September 30, 2008 due to approximately $3.3 million in net operating loss carryforwards incurred since inception.  The effective income tax rate for the quarter ended September 30, 2008 differs from the U.S. federal statutory rate of 34% due to the change in the valuation allowance.

Based upon a review of its income tax filing positions, the Company believes that its positions would be sustained upon an audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company recognizes interest related to income taxes as interest expense and penalties as operating expenses.

7.  Incentive Stock Plan

On April 4, 2008, the shareholders of the Company adopted the WellQuest Medical and Wellness Corporation 2008 Incentive Stock Plan (the 2008 Plan).

The purpose of the 2008 Plan is to further the growth and development of the Company by providing, through ownership of stock of the Company, an incentive to officers and other key personnel who are in a position to contribute materially to the prosperity of the Company including, but not limited to, all salaried personnel of the Company, to increase such persons’ interests in the Company’s welfare, to encourage them to continue their services to the Company, and to attract individuals of outstanding ability to enter the employment of the Company.

The 2008 Plan authorizes the issuance of 5,000,000 shares of the Company’s common stock.  On August 4, 2008, the Company granted Dr. Wade Fox stock options for 500,000 shares of stock at an exercise price of $0.08888 per share.  The options are subject to a vesting schedule as follows:  166,667 options on August 4, 2008; 166,667 options on August 4, 2009; and 166,666 options on August 4, 2010.  The options have a termination date of August 3, 2018.  The Company recorded compensation expense of approximately $9,000 at the time of the issuance of the stock options.  The options were valued using the Black Scholes method.  In the calculation, the Company used a discount rate of 4.5% and assumed no dividends would be issued. One of the components of the Black Scholes calculation is a measure of volatility.  Because the Company does not yet have a trading history, we calculated an estimated volatility rate of 180% based on three years of trading activity of six companies.  Option expense was calculated at $29,000, which will be recognized over the vesting period.

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements September 30, 2008
(Unaudited)

8.  Commitments and Contingencies

The Company has committed to purchase an agreed upon amount of nutritional supplements for its private label product line.  The Company will purchase these supplements as needed during the commitment period expiring February 2010.  As of September 30, 2008, the Company has committed to purchase approximately $39,000 in nutritional supplements under this agreement.

9.  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The issuance of this standard is meant to increase consistency and comparability in fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1) and FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays until January 1, 2009 the effective date of SFAS 157 for all non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS 157 as of January 1, 2008. The adoption of SFAS 157 did not have a material impact on our financial statements and related disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to measure any financial instruments or any other items at fair value.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 was issued to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly called minority interests) and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for us in our fiscal year beginning after December 15, 2008.  We do not expect the adoption of SFAS 160 to have a material effect on our consolidated financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  This Statement is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We do not expect the adoption of SFAS 141R to have a material effect on our consolidated financial statements and related disclosures.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements September 30, 2008
(Unaudited)

10.  Note Payable to Related Party

In order to fund the Company’s SEC registration, the Company issued an uncollateralized note payable to a related party due on demand.  The Company makes funding requests as needed to pay for legal, accounting, and other expenses related to the registration.  The outstanding balance at September 30, 2008 is $337,986.  Interest is accrued on the outstanding balance at a rate of 10%.

11.  Subsequent Events

In December 2008, the Company entered into a one year agreement with a consulting company for public and investor relations services.  Pursuant to that agreement, the Company will pay the consultant $6,000 per month ($72,000 per year) and issue 348,600 shares of common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Quarterly Report on Form 10-Q. Important  factors  currently  known  to Management  could  cause  actual  results  to differ  materially  from  those in forward-looking  statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.  Factors that could cause differences include, but are not limited to, expected market demand for our services and products, fluctuations in pricing for materials, and competition.

Overview

We were incorporated in the State of Oklahoma on November 8, 2004 as HQHealthQuest Medical & Wellness Centers, Ltd.  We incorporated a wholly-owned subsidiary in the State of Arkansas on May 5, 2005 as WellQuest Medical & Wellness Centers of Arkansas, Inc., which subsequently changed its name to WellQuest of Arkansas, Inc.  We opened our first medical center in Bentonville, Arkansas on September 12, 2005.  We changed our name to WellQuest Medical & Wellness Corporation on April 24, 2008.

We provide an integrated medical delivery site with family physician healthcare services, preventive/wellness services and medical skin-care services.  The integration of these services embraces the clinical synergy of medical treatments for illness, preventive/wellness services and products for health maintenance and medically supervised skin-care treatments for aesthetic enhancement.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Net Revenues. We had net revenues for the three months ended September 30, 2008 of $775,991 compared to the three months ended September 30, 2007, which was $609,107. This increase of $166,884 is primarily the result of the increase in medical service revenues of $119,053 due to continued success in attracting new medical clients (23% of visits during three months ended September 30, 2008) and keeping established clients (77% of visits during three months ended September 30, 2008) and the addition of a part-time Advanced Practice Nurse in July 2008.  Total client visits for the three months ended September 30, 2008 were up 19% over the three months ended September 30, 2007.  Improved utilization of ancillary laboratory and x-ray testing also contributed to the increase in revenues.  In addition, Medical Spa revenues were up 37% ($47,831) for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  Improved marketing and the expanded laser services were significant contributors to the increase.

Net Operating Expenses. Operating expenses for the three months ended September 30, 2008 were $853,732 compared to the three months ended September 30, 2007, which were $668,868. This increase of $184,864 was the result of an increase of $80,951 in medical clinic operating expenses and $50,938 in medical spa operating expenses related to increased service revenues.  Increased corporate expenses accounted for the remaining $52,975 increase, due to costs associated with our registration statement filed with the SEC.

Medical clinic operating expenses increased to support higher service revenues.  Medical staff payroll increased $22,593 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  Supplies expense ($24,526) and laboratory service expenses ($18,302) also increased in response to our higher medical clinic revenue during the same reporting period.

Increased marketing expenditures in the medical spa resulted in higher revenue for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  Marketing costs increased $15,959.  Increased medical spa revenue required increased payroll costs ($6,775) and increased supplies and product cost ($19,559) for the period.

Increased corporate expense accounted for $52,975 of the total increase in net operating expenses, primarily due to accounting and legal fees associated with our registration statement filed with the SEC.  We began incurring costs for the registration statement in the fourth quarter of 2007 and thus did not incur any costs for the three months ended September 30, 2007 related to the filing.  Total accounting and legal costs associated with the registration were $31,451 for the three months ended September 30, 2008.  We also incurred $11,605 in compensation expense related to stock options issued during the three months ended September 30, 2008.  There was no compensation expense for stock options issued during the three months ended September 30, 2007.

Operating Loss.  The operating losses for the three months ended September 30, 2008 and 2007 were $77,741 and $59,761, respectively.  This increase of $17,980 was primarily the result of the combined impact of increased operating expenses due to issues addressed above.

Net Interest Expense. Our net interest expense for the three months ended September 30, 2008 was $79,903 compared to $34,410 for the three months ended September 30, 2007.  This increase of $45,493 was primarily the result of: increased interest expense related to subordinated debentures that were issued throughout 2007 and interest expense accrued on short-term debt incurred to finance our SEC registration statement.  These increases were offset by reduced interest expense due to a decrease in our Small Business Administration loan in April 2008.  The bank holding our Small Business Administration loan released the restriction on a $250,000 certificate of deposit, which we used to reduce the principal of the loan.  This reduced the monthly debt service of the note, thereby reducing interest expense.

Net Loss Applicable to Common Stock. Net loss for the three months ended September 30, 2008 was $157,644 compared to $94,171 for the three months ended September 30, 2007.  This increase of $63,473 is primarily the result of the items discussed above.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Net Revenues. We had net revenues for the nine months ended September 30, 2008 of $2,407,197 compared to the nine months ended September 30, 2007, which was $1,665,731. This increase of $741,466 is primarily the result of the increase in medical service revenues of $609,594 due to continued success in attracting new medical clients (24% of visits during nine months ended September 30, 2008) and keeping established clients (76% of visits during nine months ended September 30, 2008), the addition of Advanced Practice Nurses (one after first quarter of 2007 and one part time in July 2008) as well as additional physician staffing during the three months ended March 31, 2008 provided increased capacity to achieve the added volume while maintaining service levels.  Allergy services were available during the nine months ended September 30, 2008, but were not available until June 1, 2007. Total client visits for the nine months ended September 30, 2008 were up 49% over the nine months ended September 30, 2007.  Improved utilization of ancillary laboratory and x-ray testing also contributed to the increase in revenues.  In addition, Medical Spa revenues were up 33% ($131,872) for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  Improved marketing and the expanded laser services were significant contributors to the increase.

Net Operating Expenses. Operating expenses for the nine months ended September 30, 2008 were $2,827,176 compared to the nine months ended September 30, 2007, which were $1,884,675. This increase of $942,501 was the result of an increase of $379,871 in medical clinic operating expenses related to increased service revenues.  Medical spa operating expenses increased $158,702 due in part to increased service revenues and also due to increased marketing costs.  Increased corporate expenses accounted for the remaining $403,928 increase, due to costs associated with our registration statement filed with the SEC and various consulting costs.

Medical clinic operating expenses increased to support higher service revenues.  Physician compensation increased $144,578 and medical staff payroll increased $88,889 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  Supplies expense ($50,080) and laboratory service expenses ($38,688) and medical collection expense ($21,875) also increased in response to our higher medical clinic revenue during the same reporting period.

Medical spa operating expenses increased to support higher revenues, including:  increased payroll costs ($39,887) and increased supplies and product cost ($65,710) for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  Increased marketing expenditures ($29,706) for the period included consulting fees of $12,000 paid to a firm to provide short-term assistance in the execution of our medical spa marketing efforts.

Increased corporate expense accounted for $403,928 of the total increase in net operating expenses, primarily due to accounting and legal fees associated with our registration statement filed with the SEC..  As a result, accounting and legal expenses for the nine months ended September 30, 2008 were $250,569 compared to $31,228 for the nine months ended September 30, 2007.  We also incurred $11,605 in compensation expense related to stock options issued during the nine months ended September 30, 2008.  There was no compensation expense for stock options issued during the nine months ended September 30, 2007.  In addition, we also incurred increased consulting expenses during the period related to an evaluation of a market for the location of our second center as well as fees paid to a firm to conduct a full evaluation of our medical spa operations.  Corporate consulting costs for the nine months ended September 30, 2008 were $108,409.  We incurred no corporate consulting costs during the nine months ended September 30, 2007.

Operating Loss.  The operating losses for the nine months ended September 30, 2008 and 2007 were $419,979 and $218,944, respectively.  This increase of $201,035 was primarily the result of the combined impact of increased operating expenses due primarily to costs associated with our registration statement filing and other issues addressed above, offset by a substantial (45%) increase in net revenues for the nine months ended September 30, 2008.

Net Interest Expense. Our net interest expense for the nine months ended September 30, 2008 was $216,124 compared to $172,596 for the nine months ended September 30, 2007.  This increase of $43,528 was the result of several factors.  Interest expense related to subordinated debentures that were issued throughout 2007 increased approximately $51,000.  Interest expense accrued on short-term debt incurred to finance our SEC registration statement increased approximately $16,000.  These increases were offset by reduced interest expense due to a decrease in our Small Business Administration loan in April 2008.  The bank holding our Small Business Administration loan released the restriction on a $250,000 certificate of deposit, which we used to reduce the principal of the loan.  This reduced the monthly debt service of the note, thereby reducing interest expense.

Net Loss Applicable to Common Stock. Net loss for the nine months ended September 30, 2008 was $636,103 compared to $391,540 for the nine months ended September 30, 2007.  This increase of $244,563 is primarily the result of the items discussed above.

Liquidity and Capital Resources

As of September 30, 2008, we had a working capital deficit of $1,701,033, resulting from current liabilities of $2,051,684. For the nine months ended September 30, 2008, we generated a net cash flow deficit from operating activities of $350,463. Cash used in investing activities totaled $5,488.  Cash provided by financing activities totaled $297,028; $119,750 in debt reductions, which were offset by $66,000 from the sale of common stock and additional borrowings of $350,778.    Non-cash activities included the release of a $250,000 restricted certificate of deposit with a bank that was used to pay down debt.

Our days in medical accounts receivables were 40 days, 48 days and 51 days as of September 30, 2008, December 31, 2007 and December 31, 2006, respectively.  All medical spa services and product sales are paid at the point of service by credit cards, debit cards, checks or cash.  Accounts receivable related to medical spa services are not material and are not included in this analysis.  Medical clinic services provided by Northwest Arkansas Primary Care Physicians are generally submitted for billing to third-party insurance companies or Medicare within 48 hours of the time of service.  We have engaged a professional medical billing company to submit the claims to insurers.  Most claims are submitted electronically to the insurance companies and Medicare.  These claims become accounts receivable at the time they are submitted to the insurance company.  The aging of accounts receivable begins at the date of the billing submission. Insurance companies then review the electronic billing and either ask for more/corrected information, deny the particular service or part of a service or pay it (electronically to a bank lock box) or by check mailed.  In addition, each insurance company adjusts the billing amount for each specific service to the “insurance allowable rate” as specified in that insurance company’s contract with Northwest Arkansas Primary Care Physicians.  The insurance company will also identify any portions of the billing that are to be paid by the insured patient (patient responsible).  These reviews and adjustments are communicated along with payments to us in an Explanation of Benefits.

We calculate days sales outstanding using average daily sales over the previous three months to arrive at an average daily charge amount.  Medical clinic accounts receivable as of the end of the period is divided by the average daily charge amount to arrive at days sales outstanding.  Below is a calculation of the days sales outstanding as reported above:

	Three Months Ended	Three Months Ended	Three Months Ended
	September 30, 2008	December 31, 2007	December 31, 2006

Gross Medical Clinic Revenue (1)	$922,951	$949,346	$547,422
Expense recorded for Contractual adjustment/Bad Debt Allowance	(323,278)	(356,132)	(176,046)
Net Medical Clinic Revenue	$599,673	$593,214	$371,376

# of Days in period (2)	92	92	92

Average Daily Charge (3) = (1) / (2)	$10,032	$10,319	$5,950

Medical Clinic Accounts Receivable (4)	$405,109	$492,400	$304,144
Other Accounts Receivable	$20,048	$21,302	$9,263
	$425,157	$513,702	$313,407

Days in medical accounts receivable = (4) / (3)	40	48	51

We make every effort to collect any anticipated “patient responsible” portions of a service bill (such as a co-pay or deductible) at the time of service. Payments by the insurance companies are posted to each clients account at the time it is received.  Patient payments are also posted as received.  Accounts receivable are then reduced by the amounts of insurance contractual adjustments, insurance payments and client payments. At the time any amounts are determined to be owed by the patient, printed bills are sent to the responsible party of the patient. During all of these collection processes from the time of the initial billing date to the insurance companies, the accounts are individually and collectively aged.  Due to the complexities of medical insurance policies, employer specific policies, and coverage qualifications, some appeals and interactions with insurance companies can result in three to six months of claim reconciliation. If the patient does not respond after three mailed billings, then the account is turned over to a collection company that pursues collection from the patient.  When an account is turned over for collection, it is removed from the accounts receivable and maintained in a bad debt recovery account and fully reserved. If the collection company fails in locating the patient or in collecting the account due, then the balance of the account is written off against the allowance. Any amounts due under $5.00 are immediately written off due to the cost of collection exceeding the expected collection recovery.

We expect significant capital expenditures during the next 12 months, contingent upon raising capital.  These anticipated expenditures are for opening an additional office, property and equipment, overhead and working capital purposes. We have sufficient funds to conduct our operations for a few months, but not for 12 months or more.  We anticipate that we will need an additional $1,500,000 to fund our anticipated operations for the next 12 months, depending on revenues from operations.  We have no contracts or commitments for additional funds and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits.  However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.

Whereas we have been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned service development and marketing efforts, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

·	curtail operations significantly;
·	sell significant assets;
·	seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or
·	explore other strategic alternatives including a merger or sale of our company.

Between January 2008 and February 2008, we sold an aggregate of 630,000 shares of our common stock to four investors for aggregate gross proceeds of $56,000.  These shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.  Pursuant to the terms of sale, we granted the investors piggyback registration rights for their shares.

In July 2008, we sold an aggregate of 111,111 shares of our common stock to an investor for aggregate gross proceeds of $10,000.  These shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Critical Accounting Policies

Accounts Receivable

Accounts receivable principally represent receivables from customers and third-party payors for medical services provided by clinic physicians, less an allowance for contractual adjustments and doubtful accounts. We utilize a third party billing organization that estimates the collectability of receivables based on industry standards and our collection history.  We recorded contractual adjustments and bad debt expense of approximately $1,005,000 and $1,143,000 for the nine months ended September 30, 2008 and the twelve months ended December 31, 2007, respectively. We recorded contractual adjustments of approximately $858,000 and $954,000 for the nine months ended September 30, 2008 and the twelve months ended December 31, 2007, respectively.  We recorded bad debt expense of approximately $147,000 and $189,000 for the nine months ended September 30, 2008 and the twelve months ended December 31, 2007, respectively.

Our revenues and receivables are reported at their estimated net realizable amounts and are subject to audit and adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered and are adjusted in the period of settlement.  Actual settlements could have an adverse material effect on our financial position and operations

Our accounts receivable include amounts that are pending approval from third party payors.  Claims for insured patients are first filed with insurance, at which time the net realizable amount is unknown.  The insurance company processes the claim and calculates the payment made to us.  The following factors are among those considered by the insurance company:  adjustments based on contracted amounts for specific procedures, outstanding deductible for the patient, and co-insurance percentages.  Our billing system does not separately track claims that are pending approval.  Our billing system also does not track claims that are denied by a third party payor and ultimately paid by the patient.  Thus, the amount of claims classified as insurance receivables that are reclassified to self-pay is not quantifiable.  We calculate allowances for contractual adjustment and bad debts based on total accounts receivable outstanding.

	As of September 30, 2008
	60 days or less	61 – 120 days	Greater than 120 days	Total
Medicare	$9,404	$1,551	$3,540	$14,495
Third party insurance (1)	179,809	19,835	36,461	236,105
Self pay (2)	25,316	25,274	103,919	154,509
Other	9,501	(11)	10,558	20,048
Total Accounts Receivable	$224,030	$46,649	$154,478	$425,157

	As of December 31, 2007
	60 days or less	61 – 120 days	Greater than 120 days	Total
Medicare	$20,372	$1,891	$5,475	$27,738
Third party insurance (1)	250,780	41,359	29,285	321,424
Self pay (2)	26,965	52,462	63,811	143,238
Other	9,095	484	11,723	21,302
Total Accounts Receivable	$307,212	$96,196	$110,294	$513,702

(1)	Third party insurance represents claims made to insurance companies not classified as Medicare, Medicaid, or other government-backed program.
(2)	Self pay receivables are defined as all amounts due from individuals. The amounts can include amounts due from uninsured patients and co-payments or deductibles.

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured.

Our net revenue is comprised of net clinic revenue and revenue derived from the sales of spa services and related products. Net clinic revenue is recorded at established rates reduced by provisions for doubtful accounts and contractual adjustments. Contractual adjustments arise as a result of the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized in the year they are determined.

Spa revenues are recognized at the time of sale, as this is when the services have been provided or, in the case of product revenues, delivery has occurred, and the spa receives the customer’s payment. Revenues from pre-paid purchases are also recorded when the customer takes possession of the merchandise or receives the service. Pre-paid purchases are defined as either gift cards or series sales.  Series sales are the purchase of a series of services to be received over a period of time.  Pre-paid purchases are recorded as a liability (deferred revenue) until they are redeemed. Gift cards expire two years from the date of the customer’s purchase.  Series sales do not carry an expiration date.

Earnings Per Share

We calculate and disclose earnings per share (EPS) in accordance with SFAS No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires dual presentation of Basic and Diluted EPS on the face of the statements of operations and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.

In computing Diluted EPS, only potential common shares that are dilutive — those that reduce earnings per share or increase loss per share — are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The “control number” for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there is a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. Therefore, basic and diluted EPS are calculated in the same manner for the nine months ended September 30, 2008 and the twelve months ended December 31, 2007, as there were losses from continuing operations for those periods.

Share-Based Payment

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 123R, Share-Based Payment (SFAS 123R).  SFAS 123R is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  Under paragraph 7 of SFAS 123R, if the fair value of goods or services received in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the equity instruments issued, the fair value of the goods or services received shall be used to measure the transaction.  In contrast, if the fair value of the equity instruments issued in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the consideration received, the transaction shall be measured based on the fair value of the equity instruments issued.  We utilized the fair value of the equity instruments issued to nonemployees to value the shares issued.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The issuance of this standard is meant to increase consistency and comparability in fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1) and FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays until January 1, 2009 the effective date of SFAS 157 for all non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS 157 as of January 1, 2008. The adoption of SFAS 157 did not have a material impact on our financial statements and related disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to measure any financial instruments or any other items at fair value.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 was issued to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly called minority interests) and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for us in our fiscal year beginning after December 15, 2008.  We do not expect the adoption of SFAS 160 to have a material effect on our consolidated financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  This Statement is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We do not expect the adoption of SFAS 141R to have a material effect on our consolidated financial statements and related disclosures.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4T - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15d – 15(e) under the Securities Exchange Act of 1934 as of September 30, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2008, we sold 111,111 shares of our common stock to one accredited investor for a total of $10,000. These shares were issued in reliance on the exemption provided by Regulation D promulgated under the Securities Act of 1933, as amended. The securities were issued in a private placement transaction pursuant to Section 4(2) under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLQUEST MEDICAL & WELLNESS CORPORATION

Date: December 5, 2008	By: /s/ STEVE SWIFT
Steve Swift
Chief Executive Officer (Principal Executive Officer)

Date: December 5, 2008	By: /s/ GREG PRIMM
Greg Primm
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)