Form 10-K
period 2008-12-31
WELLQUEST MEDICAL & WELLNESS CORP
filed 2009-04-13
CIK 1427222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-149260

WELLQUEST MEDICAL & WELLNESS CORPORATION
(Exact name of issuer as specified in its charter)

Oklahoma	20-1842879
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3400 SE Macy Rd, #18 Bentonville, Arkansas	72712	(479) 845-0880
(Address of principal executive office)	(Postal Code)	(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)  Yes ☐   No ☒

There was no aggregate market value of the voting common equity held by non-affiliates as of June 30, 2008, as our common stock was not publicly traded at that time.

As of March 27, 2009, there were 23,716,361 shares of the registrant’s common stock and 37,440 shares of series A convertible preferred stock outstanding.

WELLQUEST MEDICAL & WELLNESS CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2008

PART I

FORWARD-LOOKING INFORMATION

This Annual Report of WellQuest Medical & Wellness Corporation on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Legal Proceedings” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein.

ITEM 1.  BUSINESS.

Overview

We were incorporated in the State of Oklahoma on November 8, 2004 as HQHealthQuest Medical & Wellness Centers, Ltd.  We changed our name to WellQuest Medical & Wellness Corporation on April 24, 2008.  We incorporated a wholly-owned subsidiary in the State of Arkansas on May 5, 2005 as WellQuest Medical & Wellness Centers of Arkansas, Inc., which was subsequently re-registered as WellQuest of Arkansas, Inc.  We opened our first medical center in Bentonville, Arkansas on September 12, 2005.  Our principal offices are located at 3400 SE Macy Rd., Suite 18, Bentonville, Arkansas 72712.  Our telephone number is (479) 845-0880.

We provide an integrated medical delivery site with family physician healthcare services, preventive/wellness services and medical skin-care services.  The integration of these services embraces the clinical synergy of medical treatments for illness, preventive/wellness services and products for health maintenance and medically supervised skin-care treatments for aesthetic enhancement.

Our wellness center is open daily from 8 am to 8 pm (12 pm to 6 pm on Sunday), providing our clients with the ability to be seen and treated seven days a week. We offer our services with and without appointments, occupational health services for business, preventive health alternatives (such as life-style counseling, nutritional counseling, fitness counseling, vitamin and supplement therapies and disease management counseling) and aggressive medical aesthetics (such as laser treatments, injections, chemical peels and therapeutic massages compared to “relaxation” only services).  Utilizing electronic medical records, digital radiology and diagnostic testing, and customer service protocols, we intend to brand and replicate the service center in demographically selected metropolitan areas.  We manage the physician practices, own and lease certain medical equipment and personnel services, own and operate preventive care products and services and own and manage medical spa services and product sales.

Our service concept will initially target segments of metropolitan areas in the United States with household incomes above $75,000, business occupational healthcare needs, wellness oriented consumers and those seeking aesthetic/skincare improvements.   Health insurance companies are billed for allowed medical services and cash or credit cards are accepted for non-covered services.

Industry Overview

The healthcare industry in the United States ranks in World Health Organization studies as first in spending/cost per capita among industrialized nations but far behind other nations in many significant health status and quality rankings.  In spite of the abundance of advanced technology, healthcare expenditures represented more than 16% of the U.S. gross domestic product spending in 2006 (source: Blue Cross and Blue Shield Association, National Healthcare Trends, 2007 Medical Cost Reference Guide). We believe a lack of timely access to non-emergent care, lack of customer service orientation, high costs and lack of emphasis on preventive care are significant barriers to increased quality healthcare.

An Indiana University-Purdue University, Fort Wayne (IPFW) study determined there is emerging demand for preventive and wellness lifestyles.  As insurance companies refuse to pay for such preventive services, people are paying out-of-pocket for these services in pursuit of better health and longer life.  The 2007 Spa Industry study by the International Spa Association found there are similar trends of increased personal attention and spending for improved aesthetic services.

We believe that our integration of high customer service medical care, advanced technology, preventive/wellness services and aesthetic care in attractive and accessible facilities makes us a “solution company” for many families and businesses who want all of these services in a professional, accessible and pleasant environment.

Our Operations

We own and operate a medical spa business, retail skincare and nutraceutical product business and a practice management business.  In addition, we own the long-term lease for our center and have completed improvements in the facility that houses the spa business, the retail business and the medical practice of Northwest Arkansas Primary Care Physicians, which we refer to as NWAPCP.  We own all of the equipment utilized in the spa and the medical practice, and we employ all non-physician employees who work in the spa, the medical practice and the management company.

Our business model depends primarily upon a retail market approach for generating customers.  We generate business through marketing and advertising, direct sales of occupational medical services to companies (flu shots, worker injury treatment services, drug testing, and health promotion programs), public relations efforts with local charities, city and county organizations, hospitals and medical providers, networking and promotional events and open houses.  Internal marketing includes brochures, posters, magazines, health promotion articles, and educational materials that point to our services.  The integrated service areas of the site (medical clinic, wellness services and medical spa) actively cross educate clients on the services available within the service site.  Once we have a new client, client follow-up, client referral programs and return visits are utilized to maintain and grow our business. To assure broad access of insured clients in the medical service area, we participate in contracts with virtually all commercial health insurance plans and company self-insured health plans in the market, and, in the Medicare Program, making our services fully reimbursable for the clients who choose us.  At the present time, we do not participate in pre-paid or HMO plans, since we do not believe there is a significant presence of those plans in our market.

Management and Medical Services Agreement

On September 1, 2005, we entered into a Management and Medical Services Agreement with NWAPCP pursuant to which we engaged the physicians to provide medical direction to our one-stop primary healthcare and wellness center in exchange for our providing certain management services to the physicians.  This agreement has an initial term of three years from the effective date of the agreement and shall automatically renew for successive two year terms unless either party gives notice of its intent not to renew at least 90 days prior to the expiration of the then current term.  The proceeds from the practice are assigned to us.  From those proceeds, we pay the compensation of the employees of NWAPCP and all expenses associated from the conduct of the practice.  In 2008, revenues from the operation of the medical practice were from private commercial insurance (91%), self-payment (4%) and Medicare (5%).  The revenues were used for the following:

•	26% was paid to NWAPCP for physician compensation, including the medical director’s fee;
•	7.5% was paid to us as a management fee;
•	5 % was paid to us as a facility lease fee;
•	25% was paid to us as an employee lease fee;
•	2% was paid to us as an equipment lease fee; and
•
23.5% was paid to us for all other direct expenses including software, facility and computer maintenance, accounting, legal, malpractice insurance, medical supplies, office supplies, continuing education, billing and collection expenses, marketing and other routine expenses of the practice.

Pursuant to this agreement, we granted NWAPCP exclusive rights to operate medical practices in our current center and all future sites that we might open in Northwest Arkansas.  As a result, NWAPCP is responsible for hiring all physicians and nurses who operate in the medical center.  The center is currently staffed by two full-time physicians, one full-time physician’s assistant, two part time advance practice nurses (nurse practitioners), and two part time physician’s assistants.  Under the Agreement, NWAPCP provides professional medical services to patients in compliance with practice standards and laws; supervision of all non-physician personnel for clinical services; employs, schedules and supervises all physicians (and physician’s assistants/nurse practitioners); maintains and assures acceptable clinical standards and participates in providing education and training to staff.

NWAPCP, and its employed physicians, have restrictive covenants for practicing in the immediate market following a termination of the Agreement.  NWAPCP is required to maintain professional liability insurance.  We have the right to terminate the agreement for cause or material default with 90 day cure periods.

We are responsible for hiring and providing all non-medical personnel, In addition, NWAPCP grants us the exclusive right to manage all aspects of the medical practice’s financial and operational activities, including accounting, billing and collecting, staffing, inventory management, equipment procurement and management, facility management, marketing and other management services.  We provide all operational and financial management services outside the scope of clinical practice.

Under the Agreement, we are responsible for all management services related to the ordinary and usual business affairs of the practice.  We advise the practice in matters of compliance, policies, procedures, marketing, billing and collection, and other matters related to the operation of the practice; we provide financial, accounting, human resource and management services for the practice; we supervise and maintains records and files of the practice in compliance with requirements of the Health Insurance Portability and Accountability Act of 1996, which we refer to as HIPAA; we manage all computer, software, bookkeeping and clerical services; we assist with physician recruitment; we negotiate and secure contracts with vendors, suppliers and third party insurance companies related to the practice; and, we assist the practice in quality assurance and compliance programs.  Through a facility sub-lease with NWAPCP, we provide the specific space and improvements utilized for the medical practice services.  Through a medical equipment lease with NWAPCP, we provide all equipment and furniture utilized in the medical practice. Through an employee lease agreement with NWAPCP, we provide the practice with all non-physician personnel utilized in the practice.

Under the Agreement, we purchase all non-government accounts receivable monthly and from the collections of those accounts receivable, pay all operating expenses of the practice including physician compensation.  In addition, we loan the practice any amounts of monthly shortfall in the funds necessary to pay all expenses of the practice and the practice repays loans with interest to us when collections exceed monthly expenses. We receive a monthly management fee of 7.5% of the practice’s net revenues, and after all practice loans and interest are repaid in full to us, we receive a performance bonus as a share of any practice operating profits after physician compensation and all practice operating expenses are paid. Any remaining profits are paid or payable to the owners of NWAPCP.  Because NWAPCP currently has outstanding loans due to WellQuest of Arkansas, 80% of any remaining profits are used to reduce the debt.  The remaining 20% of any remaining profits are paid or payable to the owners of NWAPCP  Once the debt has been repaid in full, remaining profits will be paid or payable to the owners of NWAPCP

Because the accounts of NWAPCP are consolidated with ours, loans to fund NWAPCP’s operating losses are eliminated and reported as expenses in the consolidated financial statements.  Operating profits of NWAPCP used to reduce its debt to WellQuest are eliminated and reported as operating profits in the consolidated financial statements.  For each period presented, NWAPCP’s profits paid or payable to its owners are reported as physician compensation in clinic direct expenses.

Medical Director Services Agreement

On September 1, 2005, we entered into a Medical Director Services Agreement with C. Wade Fox, M.D. pursuant to which we engaged Dr. Fox as medical director for our healthcare and wellness center to advise us on the operations of our center and to provide medical services to our customers.  This agreement has an initial term of three years from the initial date of the agreement and shall automatically renew for successive two year terms unless either party gives notice of its intent not to renew at least 90 days prior to the expiration of the then current term.  We pay Dr. Fox $25,000 annually for his services under the agreement. An administrative bonus may be added at a later date but has not been enacted at this time.

Dr. Fox’s responsibilities under the agreement include: a minimum time commitment of five hours per week; maintaining an Arkansas Medical license; maintaining customary narcotics and controlled drugs licensure; staff membership at a local hospital; Board Certification in family practice medicine; maintaining malpractice insurance in minimum of $1 million per incident/$3 million aggregate per year; conformity to HIPAA privacy laws; compliance with national and state fraud and abuse protection laws and observance of our policies and procedures.  Dr. Fox has a non-compete for similar services during the term of the agreement.

The services that Dr. Fox must provide include physician administrative duties such as quality assurance programs, medical education of staff and patients, direct laboratory and clinical services, development of patient care policies, provide continuing education for staff and recommending practice improvements for staffing, equipment and procedures.  The specific duties in the agreement include:

•	Devote his or her best ability to the proper medical management of the center;
•	Establish and continually review policies and procedures related to medical education;
•	Serve as laboratory director of any clinical laboratories for us in Arkansas;
•	Be responsible for assuring that our established policies, bylaws, rules and regulations are followed in the medical practice;
•
Design, develop, review, evaluate and implement administrative and patient care policies and procedures that promote the quality, service, efficiency, cost-effectiveness and overall success of the medical practice;

•	Supervise and coordinate the delivery of patient care, including any laboratories and imaging centers we operate;
•	Meet regularly with our employees and quality assurance staff for discussion of clinical issues to ensure proper treatment;
•
Assist us in ensuring that our center, including any laboratories and or imaging centers, meet all requirements, terms and conditions required by Medicare Conditions of Participation and federal and state statutes governing the provision of such services;

•	Propose programs to address current and future medical specialty needs;
•	Work with the Director of Quality Assurance, after implementation of programs, to determine the impact of said programs on the quality of care at the medical center;
•
Make recommendations at least annually to us regarding staffing, equipment and facility needs, quality standards, quality assurance indicators, and our personnel’s adherence to policies and procedures; and

•	Assist us in identifying new markets for our medical centers, and in recruiting and staffing medical practices to serve the new markets.

Our Services

We deliver an integrated model of primary medical care, preventive/wellness services and medical esthetics in an upscale facility located in a high-traffic retail corridor.  Our site is called “WellQuest Medical Clinic and Spa”, a trademarked business name.  Our business concept combines a customer-service oriented medical treatment facility for interventional care with programmed preventive services and products that lead clients in the quest for wellness.  The facility also houses an advanced medical spa for skincare services and products.  We believe we are creating a new experience for the health-conscious healthcare consumers who have increased service expectations and are seeking not just to get well, but to stay well and look well.  Our facility, the interior design, aroma therapy, trained administrative receptionists, programmed visual and sound media are designed to not look, act or smell like a doctor’s office.  We believe this environment, experience and service can be replicated and branded.  This gives individual and business clients a predictable and consistent medical service.

Interventional Medical Services

Family practice physicians assisted by physician’s assistants and advanced practice nurses are available from 8 am to 8 pm six days per week and from noon to 6 pm on Sunday.  Scheduling protocols allow customers to schedule appointments to meet their busy schedules or to come without an appointment when unplanned sickness or injuries occur.  For sudden sickness and minor injuries, we provide an alternative to the often long waits and excessive costs of hospital emergency rooms.  The extended hours and open access are attractive alternatives for business clients seeking occupational services for their employees.  The clinical services include the following:

•	Full-spectrum family practice services for adults and children;
•
Advanced Electronic Medical Records (EMR) that enables rapid, accurate and consistent medical documentation and protocols, safety features, follow-up planning and billing information.  In the future when we open additional sites, connectivity between our sites will allow clients to access their information for treatment or prescriptions at any of our available facilities;

•
Digital radiology for views of chest, abdomen, extremities, and head.  The digital images can be electronically delivered to referral specialists, employers (on work injuries) or other WellQuest sites.  The digital equipment has enhancement features that virtually eliminate repeat films;

•
Laboratory services include on-site testing and referral testing to major outsource lab companies.  Electronic bridges deliver the results directly to the client’s EMR for faster and more accurate results.  Clients with PIN numbers are able to view their laboratory test results next day via our website;

•	Blood pressure, temperature, pulse rates, EKG and pulmonary testing are also tied directly to the client’s EMR;
•	Women’s health, annual fitness and wellness exams, Executive Health Services and extended health assessments; and
•	Occupational health services include treatment of work injuries, pre-employment exams, drug testing, company sponsored flu shots and education programs for workers.

Wellness and Preventive Health Services

Under the direction of our physicians, clients are provided with personalized programs for nutrition, lifestyle improvement, targeted health treatments and preventions.  These services are performed by physicians, nutritional counselors or other trained health clinical personnel, and the plans are recorded in the clients’ EMR.  Wellness and prevention are not adjuncts to medical treatment, but rather, an integrated part of the clinical treatment and service.  These services include:

•
Functional Intracellular Analysis (FIA) is a next generation blood test for measuring specific vitamins, minerals, antioxidants, and other essential micronutrients within an individual's white blood cells (lymphocytes);

•	Computerized body composition analysis that determines body mass composition by quadrants and measures intracellular water;
•	Nutritional counseling for weight loss that addresses nutrition, proper lifestyle, exercise and supplements;
•	Targeted health counseling for integrated treatment of diabetes, high cholesterol, high blood pressure, heart and circulatory problems;
•	Wellness protocols include counseling for nutritional supplements, vitamins and weight control products. We carry private label and other label nutraceutical products;
•	Therapeutic massage; and
•	Stress management.

Medical Spa Services

With a physician on-site at all times, registered nurses, certified estheticians and licensed massage therapists provide advanced skincare and massage services for clients.  Our medical spa offers the following services:

•	Personal esthetic concierge; a consultant to help clients plan and achieve their esthetic goals;
•
SkinPrint Facial Analysis utilizes high resolution camera, ultra-violet light photography and electronic probes to measure facial skin characteristics.  A sophisticated computer analysis reports the information to our certified estheticians and to compounding chemists in New York.  The analysis is used to produce customized skin care serums for each client’s personal needs.  The analysis is also used to discuss the treatment plan for long term results;

•	Specialized lasers are used for procedures such as hair removal, skin resurfacing, micro laser peels, spider-vein removal and wrinkle reduction;
•	Broad Band Light (BBL) equipment treats skin discoloration, blemishes, photo damage, collagen stimulation for skin tightening, and acne;
•	We utilize custom protocols for facials, chemical peels, micro-dermabrasion and other fundamental procedures;
•	In addition to stress-relieving massages, our therapists collaborate with the physicians to address clinical therapies through massage;
•	Injectibles (such as Botox, Juvederm, Radiesse, and Sculptra) that address wrinkles and sagging;
•	Cosmetic consultations assist clients in selecting and applying high quality mineral makeup, glosses and cosmetic products; and
•	Custom spa party events are offered for businesses, families and friends.

In addition, we offer for sale retail skincare products such as cleansers, moisturizers, body lotions, exfoliating gels, eye moisturizers, lip balms, bio-peptide lotions, body wash gels, and other related skin items and enhancers.  In addition, we sell cosmeceutical products such as mineral make-up, eye shadows, lip glosses, foundations, and other related beauty or cosmeceutical products. Products in both of these categories are obtained from multiple sources, and these or similar products are available from numerous manufacturers in the market place.  We make our selections based upon client acceptance, quality of product and service, trends in the market and seasons, wholesale costs, retail pricing and margin.

Staffing

Our integrated facility is staffed to meet extended days and hours of service.  Staffing may also fluctuate with client volume.  The typical staffing pattern at our one center includes the following personnel and professionals:

Medical Clinic and Wellness Services (Six and one-half days, 78 hours per week)

•	One/Two Physicians and one/two Advanced Practice Nurses/Physicians Assistants each week day.
•	One Physician each week-end and evening.
•	One/Two Licensed Practical Nurse(s) and one/two Licensed Medical Assistants
•	One Laboratory/X-ray technician
•	Two/Three front administrative assistants
•	One Nutritional Counselor or Registered Dietitian (contracted or staffed per service).

Medical Spa (Open Monday, Wednesday, Friday, and Saturday, 10 am to 6 pm; Tuesday and Thursday, 10 am to 8 pm)

•	Spa Director/Concierge
•	Two estheticians
•	One Registered Nurse
•	Two Licensed Massage Therapists
•	One Receptionist

Management of the Current Center

•	Financial and Management Director
•	Accounting/Bookkeeping
•	Business Development/Sales Representative
•	Billing and Collections Supervisor
•	Collections Assistant

Marketing Strategy

Based upon our experience in our first center and consultation with marketing consultants, we have developed a multi-faceted marketing approach that includes business/development sales personnel, direct mail, media and publications.  The sustaining emphasis, however, is built upon strong customer retention management, active public relations and customer referrals resulting from positive experience.  In addition, website, e-newsletters, in-house video/media, educational and promotional literature and staff training are essential foundations for the growth and success of the business.

For the year ended December 31, 2008, our marketing expenses were primarily print and radio promotion ($38,900), mailings ($8,600), website and graphic design ($19,400) and promotional events and miscellaneous ($7,000).

Future Development

Our initial center has reached projected volumes in the medical service areas, and the space is adequate to sustain further growth in all service areas with the addition of staffing, supplies and other volume-based resources.   Our next step at the current center is to develop a standing Technical and Clinical Advisory Panel that will offer ongoing consultation for advancements in healthcare, wellness and skincare.

Our WellQuest integrated model was specifically planned from onset for branding, replication and networking.  The following features will be replicated when we build additional sites:

•	WellQuest brand name, logos and tag lines;
•	Marketing programs, mailers, promotions, etc.;
•	Facility floor plan, flow and interior design;
•	Equipment selection;
•	Policies and procedures;
•	Human resource materials, staffing plans and policies;
•	Employee scripting for client service;
•	Service and supplier contracts;
•	Physician contracts and relationships;
•	Electronic Medical Record with proprietary templates and protocols;
•	Clinical, nutritional and medical spa protocols, programs and nomenclature;
•	Website;
•	Accounting, billing and collection services; and
•	Employee training

In regard to expansion, we are considering plans to place multiple facilities in geographic proximity in demographically targeted metropolitan areas.  The proximity would accommodate shared management, staffing, service contracting, marketing and physician contract services.  We are considering a first replication near our first center in Tulsa, OK in 2009, but no definitive plans have been set at this time.  We are also reviewing other metropolitan areas in the Southeast and Southwest United States.

To meet the continuing increase in service volume and to complete the development of the business to accommodate expansion of new centers, we added a Chief Financial Officer and a billing and collection director during 2008.  The cost is approximately $15,000 per month which has been funded by increased collections of accounts receivable.  Since the hiring of these positions in April 2008, days sales outstanding have decreased significantly, providing evidence that collection of accounts receivable has improved.  Days sales outstanding have decreased from 48 days to 39 days on December 31, 2007 and December 31, 2008, respectively.  A detailed calculation of days sales outstanding can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our business plans for fiscal year 2009 include the following:

•
Recruit an additional full-time physician for the current site at a total cost of approximately $200,000 for salary, benefits and variable expenses.  The demand for medical services in our center has demonstrated the need and sufficient revenue growth to accomplish this.

•
We recently approved a position for a nutritional counseling specialist with experience in corporate wellness, wellness program development and nutrition.  This person will complete the deliverables for the integrated services in wellness, prevention, nutrition and nutraceutical products.

•
Open our second center in Tulsa, OK.  The new center will require the following funding: $500,000 for tenant improvements of the leased facility; $500,000 for equipment, furnishings, technology; and $1,000,000 for working capital or acquisition costs.

•	Raising additional funds for our projected expansion.

Competitors

We face competition from numerous healthcare service organizations, ranging from small independent local doctor and wellness offices to larger companies with offices nationwide. We are not aware of any other company that provides the broad range of services we provide, and as a result, we believe our competitors compete against us in one or two of our three main services provided. At the present time, we believe that there are no dominant competitors in the integrated medical healthcare, preventive/wellness and medical skin-care services but we would classify regional competitors as Mana Medical Associates (15 clinics in northwest Arkansas), Mercy Medical Clinics (11 clinics in northwest Arkansas) and Wellness and Skin Therapy Center (one clinic in Fayetteville, Arkansas) and national competitors as Radiance MedSpa Franchise Group (40 locations nationwide) and Sona Med Spas (19 locations nationwide).

Governmental Regulations

The healthcare industry is subject to extensive and frequently changing federal, state and local regulations. Changes in applicable laws or any failure to comply with existing or future laws, regulations or standards could have a material adverse effect on our results of operations, financial condition, business and prospects. We believe our current arrangements and practices are in material compliance with applicable laws and regulations, but there can be no assurance that we are in compliance with all applicable existing laws and regulations or that we will be able to comply with new laws or regulations.

At the current time, we and NWAPCP comply with all Arkansas laws pertaining to the practice of medicine, physician licensure, registration of ancillary laboratory and radiology services and the licensure of all allied health personnel we employ.  There are no Certificate of Need laws in the State of Arkansas applying to physician office practices.  We and NWAPCP provide outpatient services and are therefore not involved in utilization review activities.   The practice is certified to participate in the Medicare program for its services.  The practice does not intend to participate in the state Medicaid programs. The failure to obtain, renew or maintain any of the required licenses, registrations or certifications could adversely affect our business.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, governs electronic healthcare transactions and the privacy and security of medical records and other individually identifiable patient data. Any failure to comply with HIPAA could result in criminal penalties and civil sanctions.

A component of our business relies on reimbursement by government payors, such as state employee benefit plans, and that business is subject to particularly pervasive regulation by those agencies. These regulations impose stringent requirements for provider participation in those programs and for reimbursement of products and services. Additionally, we are subject to periodic audits or investigations by the Centers for Medicare and Medicaid Services, or CMS, and/or its intermediaries, of our compliance with those requirements, and any deficiencies found may be extrapolated to cover a larger number of reimbursement claims. Additionally, many applicable laws and regulations are aimed at curtailing fraudulent and abusive practices in relation to those programs. These rules include the illegal remuneration provisions of the Social Security Act (sometimes referred to as the “Anti-Kickback” statute), which impose criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for, or to induce, the referral of a patient covered by a federal healthcare program to a particular provider of healthcare products or services. Related federal laws make it unlawful, in certain circumstances, for a physician to refer patients covered by federal healthcare programs to a healthcare entity with which the physician and/or the physician's family have a financial relationship. Additionally, a large number of states have laws similar to the federal laws aimed at curtailing fraud and abuse and physician “self-referrals.” These rules have been interpreted broadly such that any financial arrangement between a provider and potential referral source may be suspect. While we believe our business arrangements are in compliance with these laws and regulations, the government could take a contrary position or could investigate our practices.

In addition to the laws described above, the Federal False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims for payment to the government. HIPAA created two new federal crimes: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. The Federal False Claims Act allows actions to be brought on the government's behalf by individuals under the Federal False Claims Act’s “qui tam” provision. Violation of these and other applicable rules can result in substantial fines and penalties, required repayment of monies previously recognized as income, as well as exclusion from future participation in government-sponsored healthcare programs.

There can be no assurance that we will not become the subject of a regulatory or other investigation or proceeding or that our interpretations of applicable laws and regulations will not be challenged. The defense of any such challenge could result in adverse publicity, substantial cost to us and diversion of management's time and attention. Thus, any such challenge could have a material adverse effect on our business, regardless of whether it ultimately is sustained.

Research and Development

The development of our health management programs and refinements to our operations are the result of cooperative efforts of our information technology, clinical, operating and marketing staffs. Currently, there are no formal research activities we conduct.  The Medical Director and our staff members engage in development of protocols and specific programs that integrate nutrition, wellness, prevention and nutraceuticals with conventional medical services.  All activities are included in the responsibilities of the existing staff and budget.

Employees

As of March 27, 2009, we had 24 full time employees and seven part time employees, of whom two of our employees are in corporate management, 12 are nurses/medical assistants, two are technicians, two are estheticians, two are massage therapists, one is a spa manager and 10 are administrative personnel.  All physician services are provided by physicians, physician’s assistants, and nurse practitioners employed by Dr. Fox and NWAPCP pursuant to the Management and Medical Services Agreement and are not employed by us. We consider our relations with our employees to be good.

ITEM 1A.  RISK FACTORS.

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

Risks Related to Our Business

Our company has limited operating history and therefore we cannot ensure the long-term successful operation of our business or the execution of our business plan.

We have only been in existence and engaged in our current and proposed business operations since September 2005. As a result, we have only a limited operating history upon which you may evaluate our proposed business and prospects. Our proposed business operations will be subject to numerous risks, uncertainties, expenses and difficulties associated with early stage enterprises and the development, production and sale of the types of products and services that we offer.  You should consider an investment in our company in light of these risks, uncertainties, expenses and difficulties. Such risks include:

•	the absence of an operating history;

•	insufficient capital;

•	expected continual losses for the foreseeable future;

•	our ability to anticipate and adapt to a developing market(s); acceptance by consumers of our services and products;

•	limited marketing experience;

•	an expected reliance on third parties for our professional staff and services;

•	a competitive environment characterized by numerous, well-established and well-capitalized competitors;

•	the ability to identify, attract and retain qualified personnel;

•	our ability to provide superior customer service; and

•	reliance on key personnel.

Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our company. We may be unable to successfully overcome these risks which could harm our business.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by new and growing companies in the medical and wellness fields in which we operate. We must meet many challenges including:

•	Establishing and maintaining broad market acceptance of our services and products and converting that acceptance into new and repeat patients;

•	Establishing and maintaining our brand name;

•	Timely and successfully introducing new services and products, and increasing the functionality and features of existing services and products; and

•	Successfully responding to competition.

Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks our business will be harmed.

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net losses of $732,098 for the year ended December 31, 2008 and $831,070 for the year ended December 31, 2007.  In addition, at December 31, 2008, we had an accumulated deficit of approximately $3,400,000 and a working capital deficit of approximately $2,216,000. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 31, 2009, our independent auditors stated that our financial statements for the year ended December 31, 2008 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations, a working capital deficiency and an accumulated deficit. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We are currently in default on our obligations under our secured bank loan.

On August 3, 2005, we entered into a bank loan that is secured by substantially all of our assets. Under the terms of the note issued thereunder, we are obligated to maintain a debt service coverage ratio of 1.5:1.  As of December 31, 2008, we were not in compliance with the debt service coverage ratio and continue to remain non-compliant. We attempted to obtain a waiver from the bank, however, no agreement was able to be reached.  The bank has not declared a formal event of default, however, we cannot assure you that the bank will not declare an event of default in the future.  In the event the bank declares an event of default, we would be unable to repay the amount of the note outstanding. As a result, the bank would have the right to take possession of the collateral, to operate our business using the collateral, and would have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under the note.

We face significant competitive risks.  If these risks negatively affect our business, you could lose your entire investment.

We can provide no assurance that our medical center will be able to compete effectively with other existing healthcare providers. The business of providing healthcare-related services is highly competitive. Many companies, including professionally managed physician practice management companies like ours, have been organized to acquire medical clinics, manage the clinics, and employ clinic physicians at the clinics. Large hospitals, other physician practice centers, private doctor's offices and healthcare companies, HMOs, and insurance companies are also involved in activities similar to ours. Because our main business is the provision of medical services to the general public, our primary competitors are the local physician practices and hospital emergency rooms in the market where we own our medical center. We believe that all of our current competitors have longer operating histories and significantly greater resources than we do. In addition, these traditional sources of medical services, such as hospital emergency rooms and private physicians, have had in the past a higher degree of recognition and acceptance than the medical center that we operate. In addition, the spa services we provide, such as massages, facials, laser skin treatments and Botox, are offered by other physician offices and health spas, some of which are nationally branded companies. We cannot assure you that we will be able to compete effectively or that additional competitors will not enter the market in the future.  If we are unable to compete, we may be forced to curtail or cease our business operations, which might result in the loss of some or all of your investment in our common stock.

If we do not manage our growth successfully, our growth may slow, decline or stop, and we may never become profitable.

If we do not manage our growth successfully, our growth may slow, decline or stop, and we may never become profitable. We have expanded our operations within our one center through additional services and products available to our customers and plan to continue to expand. This expansion has created significant demands on our administrative, operational and financial personnel and other resources. Future expansion in existing or new markets could strain resources and increase the need for capital. Our personnel, systems, procedures, controls and existing space may not be adequate to support further expansion.

We are highly dependent on our management and our business would be materially adversely affected if any of our executives leave.

The operations and financial success of our company are significantly dependent on Steve Swift, our Chief Executive Officer. While we do maintain key man life insurance on Mr. Swift, should he become unable or unwilling to continue to direct operations, we may lack the funds and financial resources to replace departing management and we would be materially adversely affected. Operations could be materially affected and under certain circumstances, shareholders would lose their entire investment.

Our failure to attract and retain physicians, physician’s assistants, and nurse practitioners in a competitive labor market could limit our ability to execute our growth strategy, resulting in a slower rate of growth.

Our business depends on our ability to continue to recruit and retain a sufficient number of qualified licensed doctors and nurses. We have contracted with NWAPCP to staff our medical clinic.  Pursuant to that agreement, we currently have two full-time physicians, one full-time physician’s assistant, two part time advance practice nurses (nurse practitioners), and two part time physician’s assistants.  Although we believe we have an effective recruitment process, there is no assurance that we will be able to secure arrangements with sufficient numbers of licensed doctors and nurses or retain the services of such practitioners. We also recruit our personnel from a variety of employment agencies and services. If we experience delays or shortages in obtaining access to qualified physicians and nurses, we would be unable to expand our services and operations, resulting in reduced revenues.

If our physicians develop a poor reputation, our operations and revenues would suffer.

The success of our business is dependent upon quality medical services being rendered by our physicians. As the patient-physician relationship involves inherent trust and confidence, any negative publicity, whether from civil litigation, allegations of criminal misconduct, or forfeiture of medical licenses, with respect to any of our physicians and/or our facilities could adversely affect our results of operations.

Our revenues and profits could be diminished if we lose the services of key physicians.

Substantially all of our revenues in the medical practice division are derived from medical services performed by physicians. Our physicians are provided by Northwest Arkansas Primary Care Physicians, P.A. (NWAPCP) pursuant to a Management and Medical Services Agreement.  Dr. C. Wade Fox is President of NWAPCP and a significant producer of revenue; along with Dr. Ornette Gaines, a full-time staff physician. Should these higher producing physicians retire, become disabled, terminate their employment agreements or provider contracts, or otherwise become unable or unwilling to continue generating revenues at the current level, or practice medicine within our organization, then medical revenue would be reduced until new physicians are engaged. Although we have demonstrated an ability to recruit and contract physicians; we maintain part-time physicians for volume and replacement demands; we are recruiting an additional full time physician; and, we supplement physician services with Nurse Practitioners and Physician’s Assistants, a loss of existing key physicians would represent a potential reduction of service levels. Patients who have been served by current physicians could choose to request medical services from our competitors, which could reduce our revenues and profits. Moreover, the recruitment and retaining of other qualified physicians to replace the services of such physicians could take an extended period of time.

We rely upon a third party to provide our medical personnel and as a result, we could be adversely affected by the inability of the third party to provide sufficient personnel, the financial condition of the third party or by the deterioration or termination of our relationship with the third party.

As a result of state regulations, we are unable to directly employ medical personnel, as it would constitute the unlawful practice of medicine.  As a result, we have entered into a Management and Medical Services Agreement with NWAPCP.  Pursuant to this agreement, NWAPCP has the exclusive right to operate a medical practice in our facility, including the responsibility of hiring the medical personnel (physicians and nurses).  A significant decline in NWAPCP’s financial condition or an inability of them to hire enough qualified medical personnel could adversely affect our results of operations. In addition, if our existing relationship with NWAPCP or Dr. Fox, the President and sole member of NWAPCP deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternative provider at rates we deem commercially acceptable, our results of operations could be adversely affected.

Our products and services may not be accepted in the marketplace.  If we cannot obtain marketplace acceptance, you could lose your entire investment.

We plan to combine the practice of traditional medical treatment and diagnosis, preventative and wellness services, and healthcare products and technologies. However, at this time, such combined services and practices have not been tested and do not have a general acceptance from the public at large. This is still perceived to be a new business concept in an industry characterized by an increasing number of market entrants who have introduced or are developing an array of new services. As is typical in the case of a new business concept, demand and market acceptance for newly introduced services are subject to a high level of uncertainty, and there can be no assurance as to the ultimate level of market acceptance for our system, especially in the health care industry, in which the containment of costs is emphasized. Because of the subjective nature of patient compliance, we may be unable, for an extensive period of time, to develop a significant amount of data to demonstrate to potential customers the effectiveness of our services. Even after such time, no assurance can be given that our data and results will be convincing or determinative as to the success of our system. There can be no assurance that increased marketing efforts and the implementation of our strategies will result in market acceptance for our services or that a market for our services will develop or not be limited.

If our clients seek services and treatment elsewhere, our operations will suffer.

Our clients may terminate our services at any time and seek medical advice and treatment elsewhere. We do not have any agreements or arrangements that require our client to meet with us or utilize us beyond the then current treatment or service they contract with us.  If our clients decide to seek treatment and services elsewhere, our operations will decline.

Our resources may not be sufficient to manage our expected growth; failure to properly manage our potential growth would be detrimental to our business.

We may fail to adequately manage our anticipated future growth. Any growth in our operations will place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems.

If we are unable to manage growth effectively, such as if our sales and marketing efforts exceed our capacity to perform our services and maintain our products or if new employees are unable to achieve performance levels, our business, operating results and financial condition could be materially adversely affected. As with all expanding businesses, the potential exists that growth will occur rapidly. If we are unable to effectively manage this growth, our business and operating results could suffer. Anticipated growth in future operations may place a significant strain on management systems and resources. In addition, the integration of new personnel will continue to result in some disruption to ongoing operations. The ability to effectively manage growth in a rapidly evolving market requires effective planning and management processes. We will need to continue to improve operational, financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force.

We lack experience in developing and opening new centers and cannot guarantee we will be successful in opening additional centers.

We currently own and operate one medical and wellness center. Part of our future plans involves developing and opening additional wellness centers. To the extent we open additional centers, we will need to integrate and assimilate new operations, technologies and personnel. We do not have any experience with developing and opening additional centers and there is no guarantee that we will be successful in opening additional centers, if we are able to open any at all.  Failure to successfully develop and open additional centers could result in significant lost expenses and management attention, which would result in our business and financial condition being materially adversely affected.

Because of the nature of our business, we run the risk that we will be unable to collect the fees that we have earned.

Virtually all of our consolidated net revenue was derived in the past, and we believe will be derived in the future, from our medical center’s charges for services on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including the potential uncollectability of accounts, long collection cycles for accounts receivable, and delays attendant to reimbursement by third party payors, such as governmental programs, private insurance plans and managed care organizations. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments, and penalties resulting from audits by payors may require us to borrow funds to meet our current obligations or may otherwise have a material adverse effect on our financial condition and results of operations.

We are dependent on third party payors. Changes in Medicare that decrease program payments will affect our financial condition and the results of operations would suffer.

Our revenues are derived from private health insurance (91%), private payers (4%) and government reimbursement programs (Medicare – 5%). The Medicare program is subject to statutory and regulatory changes, administrative rulings, and interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way we operate our business. Any future action by the federal government, or by state governments, limiting or reducing the total amount of funds available for such programs could lower the amount of reimbursement available to us. If Medicare reimbursement for care treatment is reduced in the future, private payors including health insurers and managed care companies and other non-government payors may be required to assume a greater percentage of the costs. This could have a material adverse effect on our operating results and financial condition.

Our business is concentrated in a specific geographic location and could be affected by a depressed economy in that area.

We provide our services at one center in Bentonville, Arkansas. A stagnant or depressed economy in this area could adversely affect our business and results of operations.

Our failure to maintain adequate price levels could have a material adverse effect on our business.

In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including potential national healthcare reform, trends toward managed care, cuts in Medicare reimbursements, and horizontal and vertical consolidation within the healthcare industry. Our inability to react effectively to these and other changes in the healthcare industry could adversely affect our operating results. We cannot predict whether any healthcare reform efforts will be enacted and what effect any such reforms may have on us or our customers. Our inability to react effectively to changes in the healthcare industry could result in a material adverse effect on our business.

We are subject to extensive changes in the healthcare industry.  If we are unable to adapt, our operations could suffer.

The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare industry participants. Several lawmakers have announced that they intend to propose programs to reform the U.S. health care system. These programs may contain proposals to increase governmental involvement in health care, lower reimbursement rates, and otherwise change our operating environment and our targeted customers. Healthcare industry participants may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring certain expenditures, including those for our programs. We cannot predict what impact, if any, such changes in the healthcare industry might have on our business, financial condition and results of operations. In addition, many healthcare providers are consolidating to create larger healthcare delivery enterprises with greater regional market power. As a result, the remaining enterprises could have greater bargaining power, which may lead to price erosion of our programs.

We face the risk of professional liability claims which may exceed the limits of insurance coverage.  If claims are not covered by insurance, our operations could suffer.

We may become involved in malpractice claims with the attendant risk of damage awards. We currently maintain malpractice insurance, at an annual cost of approximately $26,000 in the aggregate amount of $3,000,000 and $1,000,000 on a per claim basis per year. There can be no assurance that a future claim or claims will not exceed the limits of available insurance coverage or that such coverage will continue to be available at commercially reasonable rates, if at all. In the event of a successful claim against us that is uninsured in whole or in part, our business and financial condition could be materially adversely affected.

If we fail to comply with government laws and regulations it could have a materially adverse effect on our business.

The health care industry is subject to extensive federal, state and local laws and regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services, payment for services and prices for services that are extremely complex and for which, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. In particular, Medicare and Medicaid antifraud and abuse amendments, codified under Section 1128B(b) of the Social Security Act (the “Anti-Kickback Statute”), prohibit certain business practices and relationships related to items or services reimbursable under Medicare, Medicaid and other federal health care programs, including the payment or receipt of remuneration to induce or arrange for the referral of patients covered by a federal or state health care program. Sanctions for violating the Anti-Kickback Statute include criminal penalties and civil sanctions. Each violation of these rules may be punished by a fine (of up to $250,000 for individuals and $500,000 for corporations, or twice the pecuniary gain to the defendant or loss to another from the illegal conduct) or imprisonment for up to five years, or both. In addition, a provider may be excluded from participation in Medicaid or Medicare for violation of these prohibitions through an administrative proceeding, without the need for any criminal proceeding. Many states have similar laws, which apply whether or not Medicare or Medicaid patients are involved.

In addition, another federal law, known as the “Stark law” was expanded in 1993, to significantly broaden its scope by prohibiting referrals by physicians under the Medicare or Medicaid programs to providers of designated health services with which such physicians have ownership or certain other financial arrangements. This law also prohibits billing for services rendered pursuant to a prohibited referral. Penalties for violation include denial of payment for the services, significant civil monetary penalties, and exclusion from Medicare and Medicaid. Several states have enacted laws similar to the Stark law to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care.

We exercise care in structuring our arrangements with physicians and other referral sources to comply in all material respects with applicable laws. We will also take such laws into account when planning future centers, marketing and other activities, and expect that our operations will be in compliance with applicable law. The laws, rules and regulations described above are complex and subject to interpretation. In the event of a determination that we are in violation of such laws, rules or regulations, or if further changes in the regulatory framework occur, any such determination or changes could have a material adverse effect on our business. There can be no assurance however that we will not be found in non compliance in any particular situation.

If we fail to maintain state licenses or authorizations it could result in the closure of our center.

The Arkansas State Medical Board and the Arkansas State Department of Health (“ASMB/ASDH”) are responsible for licensing, registering, and regulating all health care and health service facilities in Arkansas. ASMB/ASDH strives to ensure that these facilities and services comply with standards of safety and quality established by state and federal regulation. Under state and federal regulations, facilities must meet state licensing requirements, submit a completed application, required documentation, and have a satisfactory survey to be “deemed” certified or licensed. If our center loses its state license or its authorizations, it would result in the closure of our center, which would have a material adverse effect on our business.

Any inability to adequately protect our intellectual property could harm our competitive position.

We consider our methodologies, processes and know how to be proprietary. We seek to protect our proprietary information through confidentiality agreements with our employees. Our policy is to have employees enter into confidentiality agreements that contain provisions prohibiting the disclosure of confidential information to anyone outside of our company. There can be no assurance that the steps we take to protect our intellectual property will be successful. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate our competitive advantage.

We may face costly litigation that could force us to pay damages and harm our reputation.

Like other participants in the healthcare market, we are subject to lawsuits alleging negligence, product liability or other similar legal theories, many of which involve large claims and significant defense costs. Any of these claims, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of management. Although we currently maintain liability insurance intended to cover such claims, there can be no assurance that the coverage limits of such insurance policies will be adequate or that all such claims will be covered by the insurance. In addition, these insurance policies must be renewed annually. Although we have been able to obtain liability insurance, such insurance may not be available in the future on acceptable terms, or at all. A successful claim in excess of the insurance coverage could have a material adverse effect on our results of operations or financial condition.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require additional funds to sustain our operations and institute our business plan.  We anticipate that we will require up to approximately $1,500,000 to fund our anticipated operations for the next twelve months. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy.  Even if we do receive additional financing, it may not be sufficient to sustain or expand our development operations or continue our business operations.

We do not have any contracts or commitments for additional funding, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our development plans. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Our officers, directors and principal shareholders own a controlling interest in our voting stock and investors will not have any voice in our management.

Our officers, directors and principal shareholders in the aggregate, beneficially own or control the votes of approximately 81.3% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our certificate of incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our directors, executive officers and principal shareholders collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors, executive officers or principal shareholders, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Risks Relating to Our Common Stock

There is presently a limited trading market for our common stock. Any failure to develop or maintain a trading market could negatively affect the value of our shares and make it difficult or impossible for you to sell your shares.

Effective January 23, 2009, our common stock was assigned a symbol for quotation on the Pink Sheets.  Effective March 20, 2009, our common stock was assigned a symbol for quotation on the OTC Bulletin Board.  As of March 27, 2009, there has not been an initial bid or offer price set and no public trades in our common stock have occurred. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for you to sell your shares or recover any part of your investment in us.  Even if a market for our common stock does develop, the market price of our common stock may be highly volatile.  In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

The OTC Bulletin Board provides a limited trading market. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

The issuance of shares upon conversion of our series A convertible preferred stock and convertible notes may cause immediate and substantial dilution to our existing stockholders and may depress the market price of our common stock.

As of March 27, 2009, we had 23,716,361 shares of common stock issued and outstanding.  There were series A convertible preferred stock outstanding that may be converted into 9,360,000 shares of common stock.  In addition, the outstanding convertible debentures with detachable warrants may be converted into 4,956,085 shares of common stock or have the warrants exercised and issued as 2,202,750 shares of common stock.  The issuance of shares upon conversion of the series A convertible preferred stock and convertible notes may result in substantial dilution to the interests of other stockholders and may adversely affect the market price of our common stock.  In addition, the conversion price of the outstanding series A convertible preferred stock will decrease if we issue securities below the then current conversion price, which would result in the number of shares of common stock issuable upon conversion to increase, resulting in substantial dilution to the purchasers of our common stock.  Below, we have calculated the dilutive effects of these securities upon the conversion of the debentures to convertible preferred stock and the exercise of the warrants.  Because we have a net asset deficiency, the issuance of additional shares of common stock from conversion of outstanding debentures or preferred stock is anti-dilutive.

As of December 31, 2008
Net tangible assets (A)	$(1,947,357)

Shares outstanding (B)	23,716,361

Assumed conversion of debentures to convertible preferred stock	4,956,085
Assumed conversion of preferred stock	9,360,000
Assumed exercise of outstanding exercisable stock options	166,666
Assumed conversion of debentures to common stock	1,125,169
Net additional shares issuable	15,607,920
Adjusted shares outstanding	39,324,281

Net tangible book value per share (A) divided by (B)	$(0.08)

Diluted tangible book value per share	$(0.08)
(assumed exercise/conversion is anti-dilutive)

As of December 31, 2008
Net tangible assets (A)	$(1,947,357)

Shares outstanding (B)	23,716,361

Assumed exercise of warrants issued with convertible debentures	2,202,750
Assumed conversion of preferred stock	9,360,000
Assumed exercise of outstanding exercisable stock options	166,666
Assumed conversion of debentures to common stock	1,125,169
Net additional shares issuable	12,854,585
Adjusted shares outstanding	36,570,946

Net tangible book value per share (A) divided by (B)	$(0.08)

Diluted tangible book value per share	$(0.08)
(assumed exercise/conversion is anti-dilutive)

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the Over-The-Counter Bulletin Board must be current in their reports under Section 13 in order to maintain price quotation privileges on the OTC Bulletin Board. The lack of resources to prepare and file our reports, including the inability to pay our auditor, could result in our failure to remain current on our reporting requirements, which could result in our being removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.   In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our company.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant.

Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources, and we still may fail to comply.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing our financial statements must attest to the effectiveness of our internal controls over financial reporting. These requirements are not presently applicable to us but we will become subject to these requirements for the year ended December 31, 2009.  If we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with a report as to the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. We have not yet begun a formal process to evaluate our internal controls over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We maintain our principal office at 3400 SE Macy Rd., #18, Bentonville, Arkansas 72712.  Our telephone number at that office is (479) 845-0880 and our facsimile number is (479) 845-0887. Our current office space is leased with a base cost of $15,256 per month and runs through September 2015 with options for additional lease terms.  The space consists of approximately 6,956 square feet.  We have secured an additional 1,800 square feet of adjacent space at a cost of $2,652 per month for administrative and billing services which were previously housed in the medical clinic service space. The lease for this space runs through July 2011.  Should we need additional space due to the continued growth of the medical services, we do not anticipate any difficulty securing alternative or additional space on terms acceptable to us.

ITEM 3.  LEGAL PROCEEDINGS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol “WEQL”.   Prior to March 20, 2009, our common stock was quoted on the Pink Sheets under the symbol “WEQL”.  Prior to January 23, 2009, there was no public market for our common stock.

HOLDERS

As of March 27, 2009, we had approximately 29 holders of record of our common stock. The number of holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, New York 10004.

DIVIDENDS

The payment by us of dividends, if any, in the future rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant factors.  We effected a stock dividend of 249 shares of our common stock for every share of common stock held on February 14, 2008.  We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business.

RECENT SALE OF UNREGISTERED SECURITIES AND EQUITY PURCHASES BY THE COMPANY

None.

Equity Compensation Plan Information

On April 4, 2008, our stockholders adopted the WellQuest Medical and Wellness Corporation 2008 Incentive Stock Plan.

The purpose of the 2008 Plan is to further our growth and development by providing, through ownership of our stock, an incentive to officers and other key personnel who are in a position to contribute materially to our prosperity including, but not limited to, all our salaried personnel, to increase such persons’ interests in our welfare, to encourage them to continue their services to us, and to attract individuals of outstanding ability to enter into employment with us.

The 2008 Plan authorizes the issuance of 5,000,000 shares of our common stock.  On August 4, 2008, we granted Dr. Wade Fox stock options for 500,000 shares of stock at an exercise price of $0.08888 per share.  The options are subject to a vesting schedule as follows:  166,667 options on August 4, 2008; 166,667 options on August 4, 2009; and 166,666 options on August 4, 2010.  The options have a termination date of August 3, 2018.

On December 9, 2008, we granted Greg Primm stock options for 300,000 shares of stock at an exercise price of $0.08888 per share.  The options are subject to a vesting schedule as follows:  100,000 options on April 14, 2011; 100,000 options on April 14, 2012; and 100,000 options on April 14, 2013.  The options have a termination date of April 14, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	800,000	$0.08888	4,200,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	800,000	$0.08888	4,200,000

ITEM 6.  SELECTED FINANCIAL DATA.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 6, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," and elsewhere in this 10-K that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

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

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements included herewithin. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

Year ended December 31, 2008 compared to the year ended December 31, 2007

Net Revenues. We had net revenues for the year ended December 31, 2008 of $3,332,433 compared to the year ended December 31, 2007, which was $2,393,453. This increase of $938,980 is comprised of $771,489 of additional revenue in the medical clinic services of the business and $167,441 additional revenue in medical spa services in 2008 over the previous year.  Medical service revenue increases in 2008 are due to: increases in daily medical client volume in 2008 (29,579 total visits in 2008 versus 21,680 total client visits in 2007) and the addition of allergy testing and allergy shots for a full year in 2008 (we began offering the service in June 2007).  Overall, client visits to the medical clinic increased 37%.  Medical spa service revenues increased due to the addition of advanced laser technology in May 2007, expanding the range and pricing of services.  In addition, medical spa revenue increased as a result of increased marketing and promotion expenditures.

Operating Expenses. Operating expenses for the year ended December 31, 2008 were $3,778,255 compared to the year ended December 31, 2007, which was $2,967,008. This increase of $811,247 was the result of increased expenses for our medical services and operations.  Increases in medical clinic expenses of $478,000 included nurse and reception staffing costs (increased $105,000), laboratory and medical supplies expenses (increased $97,000), physician compensation (increased $114,000) related to increased services and the addition of a physician’s assistant, and continued growth of our allergy shot business and supplies (increased $15,000) associated with new services in 2008.  Medical spa expenses increased by $157,044 in 2008 due to the increased variable costs associated with higher revenue.  Operating expenses related to medical spa product sales increased $51,000 in response to higher demand.  Marketing costs for the medical spa increased $32,000. General corporate expenses increased approximately $184,000 primarily due to legal and consulting costs associated with the registration statement filing with the Securities and Exchange Commission, which we refer to as the SEC.

Operating Loss.  Operating loss for the year ended December 31, 2008 was $445,822 compared to the year ended December 31, 2007, which was $573,555.  This decrease of $127,733 was primarily the result of continued growth of business revenue (increase of $938,980 in 2008) while holding operating expense growth to $811,247.

Net Interest Expense. Our net interest expense for the year ended December 31, 2008 was $286,276 compared to the year ended December 31, 2007, which was $257,515.  This increase of $28,761 was primarily the result of the following:

A related party capital lease recorded in May 2007 resulted in an additional $19,000 in interest expense.  The lease was for equipment utilized in our medical spa operation.  Subordinated convertible debentures of approximately $227,000 were issued throughout 2007. In total, interest expense relating to debentures increased $19,000.  During 2008, the Company incurred debt to a related party for SEC registration and other consulting costs.  Interest expense incurred on this debt was $25,000 in 2008.  Throughout 2006 and 2007, we issued subordinated debentures with detachable warrants, resulting in a debt discount of $177,000.  This debt discount is being amortized over the remaining life of the debentures as interest expense.  The amortized amount for 2008 increased $30,000 over 2007.

Interest expense decreased in 2008 related to the reduction in principal in April 2008 of $250,000 on our long-term debt.  Previously, the bank held a $250,000 restricted certificate of deposit.  In April 2008, the bank released the restriction on the certificate and applied the proceeds to the outstanding loan balance.  Interest expense in 2008 decreased $49,000 as a result of this transaction.

Net Loss Applicable to Common Stock.  Net loss for the year ended December 31, 2008 was $732,098 as compared to year ended December 31, 2007, which was $831,070.  This decrease of $98,972 is primarily the result of items discussed above.

Liquidity and Capital Resources

As of December 31, 2008, we had a working capital deficit of $2,215,836, resulting from current liabilities of $2,663,201. For the year ended December 31, 2008, operating activities used $258,252 of our cash. Cash used in investing activities totaled $6,175.  Cash provided by financing activities totaled $275,981; $148,356 in debt reductions, which were offset by $66,000 from the sale of common stock and additional borrowings of $358,337.  Non-cash activities included the release of a $250,000 restricted certificate of deposit with a bank that was used to pay down debt.

Our days in medical accounts receivables were 39 days, 48 days and 51 days as of December 31, 2008, December 31, 2007 and December 31, 2006, respectively.  All medical spa services and product sales are paid at the point of service by credit cards, debit cards, checks or cash.  Accounts receivable related to medical spa services are not material and are not included in this analysis.  Medical clinic services provided by NWAPCP are generally submitted for billing to third-party insurance companies or Medicare within 48 hours of the time of service.  We have engaged a professional medical billing company to submit the claims to insurers.  Most claims are submitted electronically to the insurance companies and Medicare.  These claims become accounts receivable at the time they are submitted to the insurance company.  The aging of accounts receivable begins at the date of the billing submission. Insurance companies then review the electronic billing and either ask for more/corrected information, deny the particular service or part of a service or pay it electronically to a bank lock box or by check.  In addition, each insurance company adjusts the billing amount for each specific service to the “insurance allowable rate” as specified in that insurance company’s contract with NWAPCP.  The insurance company will also identify any portions of the billing that are to be paid by the insured patient (patient responsible).  These reviews and adjustments are communicated along with payments to us in an explanation of benefits from the insurance company.

We calculate days sales outstanding using average daily sales over the previous three months to arrive at an average daily charge amount.  Medical clinic accounts receivable as of the end of the period is divided by the average daily charge amount to arrive at days sales outstanding.  Below is a calculation of the days in medical accounts receivable as reported above:

	Three Months Ended	Three Months Ended	Three Months Ended
	December 31, 2008	December 31, 2007	December 31, 2006

Gross Medical Clinic Revenue (1)	$1,174,388	$949,346	$547,422
Expense recorded for Contractual adjustment/Bad Debt Allowance	(408,955)	(356,132)	(176,046)
Net Medical Clinic Revenue	$765,433	$593,214	$371,376

# of Days in period (2)	92	92	92

Average Daily Charge (3) = (1) / (2)	$12,765	$10,319	$5,950

Medical Clinic Accounts Receivable (4)	$497,303	$492,400	$304,144
Other Accounts Receivable	$31,408	$21,302	$9,263
	$528,711	$513,702	$313,407

Days in medical accounts receivable = (4) / (3)	39	48	51

We make every effort to collect any anticipated “patient responsible” portions of a service bill (such as a co-pay or deductible) at the time of service. Payments by the insurance companies are posted to each client’s account at the time it is received.  Patient payments are also posted as received.  Accounts receivable are then reduced by the amounts of insurance contractual adjustments, insurance payments and client payments. At the time any amounts are determined to be owed by the patient, printed bills are sent to the responsible party of the patient. During all of these collection processes from the time of the initial billing date to the insurance companies, the accounts are individually and collectively aged.  Due to the complexities of medical insurance policies, employer specific policies, and coverage qualifications, some appeals and interactions with insurance companies can result in three to six months of claim reconciliation. If the patient does not respond after three mailed billings, then the account is turned over to a collection company that pursues collection from the patient.  When an account is turned over for collection, it is maintained in a bad debt recovery account and reserved at its estimated realizable value.  If the collection company fails in locating the patient or in collecting the account due, then the balance of the account is written off against the allowance. Any amounts due under $5.00 are immediately written off due to the cost of collection exceeding the expected collection recovery.

We expect significant capital expenditures during the next 12 months, contingent upon raising capital.  These anticipated expenditures are for opening an additional office, property and equipment, overhead and working capital purposes. We have sufficient funds to conduct operations at our current site for six months, but not to undertake our expansion plans.  We anticipate that we will need an additional $2,000,000 to fund our anticipated operations for the next 12 months, depending on revenues from operations.  We have no contracts or commitments for additional funds and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

We have a note payable to a bank dated August 3, 2005. As of December 31, 2008, the principal face amount owed under the note was $517,324. The proceeds of this loan have been used to fund business start-up costs, acquisitions of equipment and general operations. The loan agreement bears interest at the Wall Street Journal prime rate plus 2.5% adjusted quarterly (5.75% at December 31, 2008). We were required to pay twelve payments of interest only beginning one month from the date of the loan and each month thereafter. Beginning in the thirteenth month of the loan, we began paying monthly principal and interest payments through the date of maturity. The loan matures on August 3, 2013 and is secured by essentially all of our assets as well as a 75% guaranty by the Small Business Administration, a personal guaranty from Steve Swift, our Chief Executive Officer and majority stockholder and life insurance of $1,000,000 on Mr. Swift. This note payable contains certain restrictive covenants, both financial and non-financial. The restrictive covenants include a debt service coverage ratio of 1.5:1, maintaining $1,000,000 in life and disability insurance on our Chief Executive Officer, and restrictions on our Chief Executive Officer’s salary.  As of December 31, 2008, we were not in compliance with the debt service coverage ratio and continue to remain non-compliant.  As a result, we are in default under the note and the bank could demand full and immediate payment, which we cannot repay at this time.  The bank has the right to take possession of the collateral, to operate our business using the collateral, and has the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under the note.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing stockholders. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.

Whereas we have been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned service development and marketing efforts, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

•	curtail operations significantly;
•	sell significant assets;
•	seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or
•	explore other strategic alternatives including a merger or sale of our company.

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

Critical Accounting Policies

Accounts Receivable

Accounts receivable principally represent receivables from customers and third-party payors for medical services provided by clinic physicians, less an allowance for contractual adjustments and doubtful accounts. We utilize a third party billing organization that estimates the collectability of receivables based on industry standards and our collection history.  We recorded contractual adjustments and bad debt expense of approximately $1,414,000 and $1,143,000 for the years ended December 31, 2008 and 2007, respectively. We recorded contractual adjustments of approximately $1,210,000 and $954,000 for the years ended December 31, 2008 and 2007, respectively.  We recorded bad debt expense of approximately $204,000 and $189,000 for the years ended December 31, 2008 and 2007, respectively.  Our revenues and receivables are reported at their estimated net realizable amounts and are subject to audit and adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered and are adjusted in the period of settlement.  Actual settlements could have an adverse material effect on our financial position and operations.

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

	As of December 31, 2008
	60 days or less	61 – 120 days	Greater than 120 days	Total
Medicare	$19,173	$1,966	$2,691	$23,830
Third party insurance (1)	224,900	40,113	48,859	313,872
Self pay (2)	31,883	28,891	98,827	159,601
Other	15,873	5,173	10,362	31,408
Total Accounts Receivable	$291,829	$76,143	$160,739	$528,711

	As of December 31, 2007
	60 days or less	61 – 120 days	Greater than 120 days	Total
Medicare	$20,372	$1,891	$5,475	$27,738
Third party insurance (1)	250,780	41,359	29,285	321,424
Self pay (2)	26,965	52,462	63,811	143,238
Other	9,095	484	11,723	21,302
Total Accounts Receivable	$307,212	$96,196	$110,294	$513,702

(1)	Third party insurance represents claims made to insurance companies not classified as Medicare, Medicaid, or other government-backed program.
(2)	Self pay receivables are defined as all amounts due from individuals. The amounts can include amounts due from uninsured patients and co-payments or deductibles.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured.

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

Earnings Per Share

We calculate and disclose earnings per share (EPS) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires dual presentation of Basic and Diluted EPS on the face of the statements of operations and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.

In computing Diluted EPS, only potential common shares that are dilutive — those that reduce earnings per share or increase loss per share — are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The “control number” for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there is a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. Therefore, basic and diluted EPS are calculated in the same manner for the years ended December 31, 2008 and 2007, as there were losses from continuing operations for those periods.

Share-Based Payment

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 123R, Share-Based Payment (SFAS 123R).  SFAS 123R is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  Under paragraph 7 of SFAS 123R, if the fair value of goods or services received in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the equity instruments issued, the fair value of the goods or services received shall be used to measure the transaction. In contrast, if the fair value of the equity instruments issued in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the consideration received, the transaction shall be measured based on the fair value of the equity instruments issued.  We utilized the fair value of the equity instruments issued to nonemployees to value the shares issued.  We recognize the fair value of stock-based compensation awards in general corporate expense in the consolidated statements of operations on a straight-line basis over the vesting period.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The issuance of this standard is meant to increase consistency and comparability in fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1) and FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays until January 1, 2009 the effective date of SFAS 157 for all non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active. We adopted SFAS 157 as of January 1, 2008. The adoption of SFAS 157 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 effective January 1, 2008.  The adoption did not have a material impact on our financial statements and related disclosures.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8.  FINANCIAL STATEMENTS.

WELLQUEST MEDICAL & WELLNESS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WellQuest Medical & Wellness Corporation

We have audited the accompanying consolidated balance sheets of WellQuest Medical & Wellness Corporation (formerly HQ HealthQuest Medical & Wellness Centers, LTD) and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  Tullius Taylor Sartain & Sartain LLP audited the financial statements of WellQuest Medical & Wellness Corporation as of and for the year ended December 31, 2007, and merged with Hogan & Slovacek P.C. to form HoganTaylor LLP effective January 7, 2009.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WellQuest Medical & Wellness Corporation as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that WellQuest Medical & Wellness Corporation will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has both a working capital deficit and stockholders’ deficit.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HOGANTAYLOR LLP

Fayetteville, Arkansas
April 8, 2009

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Consolidated Balance Sheets

December 31, 2008 and 2007

	2008	2007
Assets
Current assets:
Cash	$103,265	$91,711
Accounts receivable, less allowances of $235,348 and $184,585 at December 31, 2008 and 2007, respectively	293,363	329,117
Certificate of deposit, restricted	-	250,000
Other current assets	50,737	65,729

Total current assets	447,365	736,557
Property and equipment, net	387,125	495,327

	$834,490	$1,231,884

Liabilities and Stockholders' Deficit
Current liabilities:
Line of credit	$202,494	$193,765
Accounts payable	293,312	285,641
Accrued liabilities	232,034	185,139
Due to physicians and related parties	521,118	375,335
Note payable to related party	349,608	-
Current maturities of long-term debt	517,324	352,585
Current obligations under capital leases	23,902	20,291
Current maturities of subordinated debentures payable to stockholders net of unamortized discount of $17,093 and $0 at December 31, 2008 and 2007, respectively	523,409	125,005
Total current liabilities	2,663,201	1,537,761
Long-term debt, less current maturities	-	517,804
Long-term obligations under capital leases, less current portion	118,646	142,548
Subordinated debentures payable to stockholders, less current maturities, net of unamortized discount of $112,000 at December 31, 2007	-	328,497
Total liabilities	2,781,847	2,526,610

Stockholders' deficit:
Preferred stock - $.01 par value; authorized 2,500,000 shares 75,000 designated as Series A convertible preferred stock; 37,440 issued and outstanding at December 31, 2008 and 2007	374	374
Common stock - $.001 par value; authorized 150,000,000 shares; 23,716,361 and 22,975,250 issued and outstanding at December 31, 2008 and 2007, respectively	23,716	22,975
Additional paid-in capital	1,263,030	1,184,304
Warrants outstanding	177,000	177,000
Accumulated deficit	(3,411,477)	(2,679,379)
	(1,947,357)	(1,294,726)
Total liabilities and stockholders' deficit	$834,490	$1,231,884

The accompanying notes are an integral part of these consolidated financial statements.

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Consolidated Statements of Operations

Years ended December 31, 2008 and 2007

	2008	2007

Net revenues	$3,332,433	$2,393,453

Operating expenses:
Salaries, wages and benefits	1,256,706	1,081,077
Rents and facility expenses	304,391	259,681
Clinic direct expenses, excluding salaries, wages and benefits	1,138,221	793,445
Spa direct expenses, excluding salaries, wages and benefits	341,591	245,416
General corporate expenses	622,969	485,026
Depreciation and amortization	114,377	102,363

Total operating expenses	3,778,255	2,967,008

Operating loss	(445,822)	(573,555)

Interest income (expense):
Interest income	3,232	12,739
Interest expense	(289,508)	(270,254)

Net interest expense	(286,276)	(257,515)

Net loss applicable to common stock	$(732,098)	$(831,070)

Loss per common share:
Basic and diluted	$(0.03)	$(0.04)

Weighted average number of common shares and dilutive common share equivalents outstanding:
Basic and diluted	23,608,429	19,505,250

The accompanying notes are an integral part of these consolidated financial statements.

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Consolidated Statements of Stockholders’ Deficit

Years ended December 31, 2008 and 2007

	Common		Series A Convertible Preferred		Additional Paid-in	Warrants	Accumulated	Total Stockholders'
	Shares	$	Shares	$	Capital	Outstanding	Deficit	Deficit

Balance, December 31, 2006	18,875,000	$18,875	36,315	$363	$798,972	$85,000	$(1,848,309)	$(945,099)
Net loss	-	-	-	-	-	-	(831,070)	(831,070)
Issuance of common stock for cash	1,094,000	1,094	-	-	96,149	-	-	97,243
Issuance of common stock for services performed	3,006,250	3,006	-	-	264,194	-	-	267,200
Issuance of subordinated convertible debentures with warrants	-	-	-	-	-	92,000	-	92,000
Issuance of convertible preferred stock for cash	-	-	1,125	11	24,989	-	-	25,000

Balance, December 31, 2007	22,975,250	22,975	37,440	374	1,184,304	177,000	(2,679,379)	(1,294,726)
Net loss	-	-	-	-	-	-	(732,098)	(732,098)
Issuance of common stock for cash	741,111	741	-	-	65,259	-	-	66,000
Stock-based compensation	-	-	-	-	13,467	-	-	13,467

Balance, December 31, 2008	23,716,361	$23,716	37,440	$374	$1,263,030	$177,000	$(3,411,477)	$(1,947,357)

The accompanying notes are an integral part of these consolidated financial statements.

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Consolidated Statements of Cash Flows

Years ended December 31, 2008 and 2007

	2008	2007

Cash Flows from Operating Activities
Net loss	$(732,098)	$(831,070)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	114,377	102,363
Provision for uncollectible accounts	50,763	94,206
Amortization of debt discount	94,907	65,000
Stock-based compensation	13,467	267,200
Change in assets and liabilities:
Accounts receivable	(15,009)	(200,295)
Other current assets	14,992	(38,822)
Accounts payable and accrued liabilities	54,566	140,881
Due to physicians and related parties	145,783	206,484

Net cash used in operating activities	(258,252)	(194,053)

Cash Flows from Investing Activities
Purchases of property and equipment	(6,175)	(17,428)

Cash Flows from Financing Activities
Repayment of long-term borrowings and obligations under capital leases	(123,356)	(111,948)
Proceeds from issuance of subordinated notes to stockholders	-	226,833
Repayments of subordinated notes to stockholders	(25,000)	-
Net borrowings on line of credit	8,729	44,777
Proceeds from issuance of note payable to related party	349,608	-
Proceeds from issuance of common stock	66,000	97,243
Proceeds from issuance of convertible preferred stock	-	25,000

Net cash provided by financing activities	275,981	281,905

Net increase in cash	11,554	70,424
Cash, beginning of year	91,711	21,287

Cash, end of year	$103,265	$91,711

Non-cash Investing and Financing Activities
Restricted certificate of deposit applied to long-term borrowings	$250,000	-
Property and equipment acquired under capital lease	-	$173,176

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$147,175	$204,647

The accompanying notes are an integral part of these consolidated financial statements.

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements December 31, 2008 and 2007

1.  Organization and Business Description and Management’s Plans

HQHealthQuest Medical & Wellness Centers, LTD (“HQHealthQuest”) was incorporated in the state of Oklahoma in November 2004.  Its wholly-owned subsidiary, WellQuest of Arkansas, Inc. (“WellQuest of Arkansas”), was incorporated in the state of Arkansas in May 2005.  The Company changed its name to WellQuest Medical & Wellness Corporation (“WellQuest”) on April 24, 2008.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WellQuest, it’s wholly owned subsidiary, WellQuest of Arkansas, and Northwest Arkansas Primary Care Physicians, P.A. (collectively, the “Company”).  In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46R (FIN 46R), Consolidation of Variable Interest Entities.  FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, which addressed the consolidation by business enterprises of variable interest entities (VIEs).  FIN 46R provides guidance in determining when VIEs should be consolidated in the financial statements of the primary beneficiary.

WellQuest of Arkansas entered into a Management and Medical Services Agreement with Northwest Arkansas Primary Care Physicians, P.A (“NWAPCP”) pursuant to which NWAPCP was granted exclusive rights to operate medical practices in the current center and all future sites that WellQuest of Arkansas might open in Northwest Arkansas.  As a result, NWAPCP is responsible for hiring all physicians and nurse practitioners who operate in the medical clinic. The proceeds from the practice are assigned to WellQuest of Arkansas.  From those proceeds, WellQuest of Arkansas pays the compensation of the employees of NWAPCP and all expenses associated from the conduct of the practice.  WellQuest of Arkansas receives a monthly management fee of 7.5% of the practice’s net revenues, and after all practice loans and interest are repaid in full, receives a performance bonus as a share of any practice operating profits after physician compensation and all practice operating expenses are paid.  Any remaining profits are paid to NWAPCP.  Because NWAPCP currently has outstanding loans due to WellQuest of Arkansas, 80% of any remaining profits are used to reduce the debt.  The remaining 20% of any remaining profits are paid or payable to the owners of NWAPCP  Once the debt has been repaid in full, remaining profits will be paid or payable to NWAPCP

Because the accounts of NWAPCP are consolidated with ours, loans to fund NWAPCP’s operating losses are eliminated and reported as expenses in the consolidated financial statements.  Operating profits of NWAPCP used to reduce its debt to WellQuest are eliminated and reported as operating profits in the consolidated financial statements.  For each period presented, NWAPCP’s profits paid or payable to its owners are reported as physician compensation in clinic direct expenses.

As a result of WellQuest’s evaluation of the effect that the adoption of FIN 46R would have on WellQuest's results of operations and financial condition, WellQuest determined that NWAPCP qualifies for consolidation, as WellQuest is the primary beneficiary of the operations of the clinic after physician compensation pursuant to the terms of the management agreement.  As a result, the operations of the clinic, primarily clinic revenues and expenses, were consolidated into WellQuest for financial statement reporting purposes in accordance with the provisions of FIN 46R.  All significant intercompany accounts and transactions have been eliminated.

Management’s Plans

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2008, the Company had a working capital deficit of approximately $2,216,000 and had incurred net losses of approximately $732,000 for the year ended December 31, 2008 and approximately $831,000 for the year ended December 31, 2007.  The Company also has an accumulated deficit of approximately $3.4 million and total stockholder deficit of $1.9 million at December 31, 2008.  The Company has, in large part, been supported by the proceeds of long-term debt and certain major stockholders, primarily through subordinated debentures.  There is no commitment for such stockholders to continue providing financial support to the Company.

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements December 31, 2008 and 2007

These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, investors, customers and creditors, and its ability to successfully establish and operate additional clinics and spas throughout selected geographical markets.  As discussed in the following paragraph, the Company will require additional financial resources in order to fund obligations as they become due.

WellQuest is seeking to identify potential equity participants in the public equity market in an attempt to generate sufficient additional investment capital to meet working capital needs for expansion and development.  Management and major stockholders are currently marketing the Company based on management's plans which include: expanding the model, which will enable WellQuest to spread its management costs over several centers; fund expansion to a major metropolitan area in the United States; and complete development of the business model.  Equity funding will further allow WellQuest to reduce debt service requirements.

Completion of management's plans will require the Company to obtain additional debt or equity financing beyond those resources currently available to the Company.  There is no assurance the Company will be successful in securing resources to fund current obligations as they become due in 2008 or to support the Company until such time, if ever, that the Company is able to consistently generate income from operations.

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

Accounts Receivable

Accounts receivable principally represent receivables from customers and third-party payors for medical services provided by clinic physicians, less an allowance for contractual adjustments and doubtful accounts. The Company utilizes a third party billing organization that estimates the collectibility of receivables based on industry standards and the Company’s collection history.  The Company recorded contractual adjustments and bad debt expense of approximately $1,414,000 and $1,143,000 in 2008 and 2007, respectively.  These amounts are considered in the determination of net revenue on the statements of operations.  Adjustments to the allowance for doubtful accounts for December 31, 2008 and December 31, 2007 are as follows:

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements December 31, 2008 and 2007

Description	Balance at Beginning of Period	Charged to Net Revenue	Deductions	Balance at End of Period

Year ended December 31, 2008:
Allowance for doubtful accounts
Contractual adjustments	$139,055	$1,209,908	$1,229,753	$119,210
Bad debt expense	45,530	203,829	133,221	116,138
	$184,585	$1,413,737	$1,362,974	$235,348

Year ended December 31, 2007 :
Allowance for doubtful accounts
Contractual adjustments	$60,939	$954,308	$876,192	$139,055
Bad debt expense	29,440	189,173	173,083	45,530
	$90,379	$1,143,481	$1,049,275	$184,585

Other Current Assets

Other current assets include $41,000 of inventoried medical supplies, cosmetics, and skincare products.  These assets are recorded at the lower of cost or market on a first in, first out basis.  The Company performs quarterly reviews of inventory for expired or obsolete items and if necessary, records a valuation allowance.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Useful lives of furniture and equipment are estimated to range from five to fifteen years; useful lives of leasehold improvements are estimated to be ten years. Gains or losses on sales or other dispositions of property are credited or charged to income in the period incurred. Repairs and maintenance costs are charged to income in the period incurred, unless it is determined that the useful life of the respective asset has been extended.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured.

Net revenue of the Company is comprised of net clinic revenue and revenue derived from the sales of spa services and related products. Net clinic revenue is recorded at established rates reduced by provisions for doubtful accounts and contractual adjustments. Contractual adjustments arise as a result of the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized in the year the settlements are determined.

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

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements December 31, 2008 and 2007

Income Taxes

The Company accounts for income taxes following the asset and liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007.  FIN 48 requires application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions.  FIN 48 permits the Company to recognize the amount of tax benefit that has a greater than 50% likelihood of being ultimately realized upon settlement.  It further requires that a change in judgment, resulting from evaluation of new information, related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change.

Upon adoption of FIN 48 on January 1, 2007, the Company recognized no adjustment in the liability for unrecognized income tax benefits and no corresponding change in retained earnings.  The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits.  The Company’s policy is to account for interest and penalties related to uncertain tax positions, if any, in income tax expense.

Share-Based Payment and Stock-Based Compensation Plan

In December 2004, the Financial Accounting Standards Board issued Statement SFAS No. 123R, Share-Based Payment (SFAS 123R).  SFAS 123R is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  Under paragraph 7 of SFAS 123R, if the fair value of goods or services received in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the equity instruments issued, the fair value of the goods or services received shall be used to measure the transaction.  In contrast, if the fair value of the equity instruments issued in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the consideration received, the transaction shall be measured based on the fair value of the equity instruments issued.  The Company utilized the fair value of the equity instruments issued to nonemployees to value the shares issued. The Company recognizes the fair value of stock-based compensation awards in general corporate expense in the consolidated statements of operations on a straight-line basis over the vesting period.

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

On August 4, 2008, the Company granted stock options for 500,000 shares of stock at an exercise price of $0.08888 per share.  The options are subject to a vesting schedule as follows:  166,667 options on August 4, 2008; 166,667 options on August 4, 2009; and 166,666 options on August 4, 2010.  The options have a termination date of August 3, 2018.   Compensation expense was calculated at approximately $29,000, which will be recognized over the vesting period.  The amount expensed in 2008 related to these options was approximately $13,000.  The Company has reserved 500,000 shares of common stock for the exercise of these options.

On December 9, 2008, we granted stock options for 300,000 shares of stock at an exercise price of $0.08888 per share.  The options are subject to a vesting schedule as follows:  100,000 options on April 14, 2011; 100,000 options on April 14, 2012; and 100,000 options on April 14, 2013.  The options have a termination date of April 14, 2015.  Compensation expense was calculated at approximately $23,000, which will be recognized over the vesting period.  The Company has reserved 300,000 shares of common stock for the exercise of these options.

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements December 31, 2008 and 2007

The following table provides information as of December 31, 2008 regarding shares outstanding and available for issuance under our existing stock option plan.

The following table summarizes information concerning the Plan.

		Weighted Average
	Number	Exercise Price	Fair Value of Options	Remaining Contractual Life	Aggregate Intrinsic Value
Balance, December 31, 2007	-	$-	$-	-	$-
Granted	800,000	0.08888	0.06477	8.4	-

Balance, December 31, 2008	800,000	0.08888	0.06477	8.4	-

Exercisable at December 31, 2008	166,666	$0.08888	$0.05736	9.6	$-

The following table details the options granted to certain members of the board of directors and management during 2008 and the assumptions used in the Black-Scholes option valuation model for those grants:

Grant Date	Number of Shares	Exercise Price	Risk-Free Interest Rate	Estimated Volatility	Dividend Yield	Forfeiture Rate	Expected Life
Aug-08	500,000	$0.08888	4.50%	180%	None	0%	10 years
Dec-08	300,000	$0.08888	2.03%	190%	None	0%	7 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company does not yet have a trading history, we calculated an estimated volatility rate for options at each grant date based on three years of trading activity of six similarly sized companies in the healthcare industry.

As of December 31, 2008, there was approximately $16,000 of unrecognized compensation expense related to non-vested share-based compensation arrangements under the Plan for the grants in August 2008. That cost is expected to be recognized on a straight-line basis over a period of 19 months. In addition, as of December 31, 2008 there was approximately $23,000 of unrecognized compensation expense related to non-vested share-based compensation for the December 2008 grants. That cost is expected to be recognized on a straight-line basis over a period of 51 months beginning in 2009.

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements December 31, 2008 and 2007

On October 12, 2007, we issued 1,750,000 shares of our common stock to Concordia Financial Group, Inc. in consideration for financial and consulting services rendered.  These shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On October 22, 2007, we issued 750,000 shares of our common stock to Sichenzia Ross Friedman Ference LLP in consideration for legal services rendered.  These shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On November 15, 2007, we issued 506,250 shares of our common stock to Curtis Rice, a member of the Board of Directors, in consideration for financial services rendered.  These shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements December 31, 2008 and 2007

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

In computing Diluted EPS, only potential common shares that are dilutive — those that reduce earnings per share or increase loss per share — are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The “control number” for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there is a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. Therefore, Basic and Diluted EPS are calculated in the same manner for the years ended December 31, 2008 and 2007, as there were losses from continuing operations for those periods.

Anti dilutive and/or non-exercisable warrants and convertible preferred stock and convertible subordinated debentures represent approximately 15,100,000 and 14,300,000 common shares at December 31, 2008 and 2007, respectively which may become dilutive in future calculations of EPS.

EPS has been retroactively adjusted to reflect the effect of a February 14, 2008 stock split of 249 shares of our common stock for every share of common stock held on that date as discussed in Note 8.

Advertising

Advertising costs are expensed as incurred. Advertising expense approximated $74,000 and $31,000 in 2008 and 2007, respectively, and have been included in general corporate expenses in the consolidated statements of operations.

Disclosure about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

Current assets and current liabilities — The carrying value approximates fair value due to the short maturity of these items.

Long-term debt — The fair value of the Company’s long-term debt has been estimated by the Company based upon each obligation’s characteristics, including remaining maturities, interest rate, credit rating, and collateral and amortization schedule. The carrying amount approximates fair value.

Subordinated debentures payable to stockholders— The fair value of the Company’s subordinated debentures has been estimated by the Company based upon each obligation’s characteristics, including remaining maturities, interest rate, credit rating, and collateral and amortization schedule. The carrying amount approximates fair value.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The issuance of this standard is meant to increase consistency and comparability in fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1) and FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays until January 1, 2009 the effective date of SFAS 157 for all non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active. The Company adopted SFAS 157 as of January 1, 2008. The adoption of SFAS 157 did not have a material impact on its financial statements.

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements December 31, 2008 and 2007

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 effective January 1, 2008.  The adoption did not have a material impact on the financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 was issued to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly called minority interests) and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for the Company in its fiscal year beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  This Statement is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a material effect on its consolidated financial statements and related disclosures.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company does not expect the adoption of SFAS 161 to have a material effect on its consolidated financial statements and related disclosures.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on the Company’s net loss.

3.  Property and Equipment

The following is a summary of property and equipment as of December 31:

	2008	2007

Furniture and equipment	$687,255	$682,418
Leasehold improvements	22,616	21,278
	709,871	703,696
Less accumulation depreciation	(322,746)	(208,369)

Property and equipment, net	$387,125	$495,327

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements December 31, 2008 and 2007

At December 31, 2008 and 2007, property and equipment includes equipment acquired under capital lease with a total cost of $173,176.  Amortization of the property and equipment acquired under capital lease of $28,863 is included in depreciation expense for the year ended December 31, 2008.

4.  Line of Credit and Note Payable to Related Party

The Company has a revolving line of credit with a bank dated June 12, 2006 that allows for a maximum borrowing of $250,000. The outstanding balance is due on demand or, if not demanded, September 12, 2009. Interest accrues on this note at the Wall Street Journal prime rate plus 1.25% (4.5% at December 31, 2008) and is payable monthly. The note is collateralized by accounts receivable and general intangibles, as well as personal guarantees from certain officers, directors and stockholders. The amount of available credit on the line of credit is calculated as 80% of collectible accounts receivable.  As of December 31, 2008, the Company has $9,000 available to borrow from this line of credit.  This line of credit is subordinated to the note payable to a bank discussed in Note 5.

The Company has a note payable due to a related party and stockholder in the amount of $349,608 as of December 31, 2008.  The proceeds from the note were primarily used to pay for costs incurred in the Company’s initial SEC registration process and ongoing fees associated with the Company’s public filing status.  The note is due on demand and carries an interest rate of 10%.

5.  Long-Term Debt and Subordinated Debentures Payable to Stockholders

Long-Term Debt

The Company has a note payable to a bank dated August 3, 2005. The proceeds of this loan have been used to fund business start-up costs, acquisitions of equipment and general operations. The loan agreement bears interest at the Wall Street Journal prime rate plus 2.5% adjusted quarterly (5.75%  at December 31, 2008). The Company was required to pay twelve payments of interest only beginning one month from the date of the loan and each month thereafter. Beginning in the thirteenth month of the loan, the Company began paying monthly principal and interest payments through the date of maturity. The loan matures on August 3, 2013 and is secured by essentially all assets of the Company as well as a 75% guaranty by the Small Business Administration, a personal guaranty from the Company’s CEO and majority stockholder and life insurance of $1,000,000 on the CEO. $250,000 of the original loan proceeds were used to purchase a certificate of deposit to serve as partial collateral for this note. In April 2008, the bank released the certificate of deposit and used the proceeds to reduce the principal balance of the note.

This note payable contains certain restrictive covenants, both financial and non-financial. The restrictive covenants include a debt service coverage ratio of 1.5:1, maintaining $1,000,000 in life and disability insurance on the CEO, and restrictions on the CEO’s salary.  As of December 31, 2008, the Company was not in compliance with the debt service coverage ratio.  The Company was unable to obtain a written waiver of said covenant.  In accordance with SFAS No. 78, Classification of Obligations That Are Callable by the Creditor, the Company has classified the entire remaining debt as a current liability.

At December 31, the balance of this note was as follows:

	2008	2007

Long-term debt	$517,324	$870,389

Less current maturities	517,324	352,585

Long-term debt, less current maturities	$-	$517,804

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements December 31, 2008 and 2007

Subordinated Debentures Payable to Stockholders

Subordinated debentures payable to stockholders consisted of the following as of December 31:

	2008	2007
Subordinated debentures with detachable warrants	$100,005	$125,005
Subordinated convertible debentures with detachable warrants	440,497	440,497
Total subordinated debentures	540,502	565,502
Less amount of debt discount attributable to warrants outstanding	17,093	112,000
	523,409	453,502
Less current maturities of subordinated debentures	523,409	125,005
Long-term subordinated debentures	$-	$328,497

The Company accounts for warrants under the provisions of Emerging Issues Task Force abstract 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19).  The terms detailed in the agreements allow the warrants to be classified as equity rather than debt in the Company's balance sheet under the provisions of EITF 00-19.  As a result, there was no impact on earnings as of the grant date of the warrants.

Subordinated Debentures with Detachable Warrants

In 2006, the Company issued debentures with detachable warrants to certain stockholders. These debentures bear interest at the fixed rate of 10% per annum, and shall be paid in arrears on a quarterly basis, commencing December 31, 2006. These debentures contained original maturity dates of March 31, 2008, at which time the unpaid principal balance was due and payable. The rights of the holders under these debentures to collect the amounts due are subordinated to the rights of the banks owed as identified under Long-Term Debt and Note 4 above. As additional consideration for these debentures, the Company issued warrants to purchase 625,000 shares of the common stock of the Company at a price of $0.01 per share. All such warrants were exercised upon issuance of the related debentures.

When the debentures matured on March 31, 2008, one investor was paid the principal amount of the debenture in full.  The remaining three investors agreed to extend the maturity dates of the debentures to various dates during 2008.  At the time the extensions were signed, the debenture agreements were amended to allow for conversion of the debentures to the Company’s common stock at anytime during the term of the debenture.  The conversion price of the debentures is $0.08888 per share, the same as the current fair value of the Company’s common stock.

In December 2008, one investor elected not to extend the maturity date beyond November 30, 2008.  Per the terms of the debenture agreement, because the debenture was not paid at the end of its maturity, the interest rate increases from 10% per annum to 13%.

The remaining two holders of the above debentures have extended the maturity dates to March 31, 2009.  The Company expects that the holders of these debentures will either extend the maturity dates beyond March 31, 2009 or convert them to common stock.

Subordinated Convertible Debentures with Detachable Warrants

In 2007 and 2006, the Company issued convertible debentures with detachable warrants to certain stockholders. These debentures bear interest at the fixed rate of 10% per annum, and shall be paid in arrears on a quarterly basis. These debentures mature at various times in 2008 and 2009, at which time the unpaid principal balance will be due and payable. The holders of those debentures having original maturity dates in 2008 extended the maturity dates to June 30, 2009.  The remaining debentures have original maturity dates of June 30, 2009.  The rights of the holders under these debentures to collect the amounts due are subordinated to the rights of the banks owed as identified under Long-Term Debt and Note 4 above. These debentures are convertible in full into shares of the Company’s series A convertible preferred stock at the option of the holder at any time after the date of issuance. No partial conversions of the debentures are allowed. The conversion price is $22.22 per share, subject to adjustment pursuant to the terms of the debenture agreement. As additional consideration for these debentures, the Company issued warrants to purchase 2,202,750 shares of the common stock of the Company at a price of $0.01 per share. The holder of these debentures will have the option to either: (i) exercise the warrant and acquire common stock, or (ii) exercise the conversion feature of this debenture, and acquire preferred stock of the Company. There were no conversions or exercise of warrants attributable to these convertible debentures in 2008.

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements December 31, 2008 and 2007

Issuances of Subordinated Convertible Debentures with Detachable Warrants

On December 31, 2006, the Company issued a convertible debenture with detachable warrants in the amount of $44,128 to a stockholder.  As part of the transaction, the Company issued warrants to purchase 220,750 shares of common stock.  The warrants were valued at approximately $17,500 in the equity section of the balance sheet.  This debenture and the accompanying warrants have an expiration date of June 30, 2009.

On December 31, 2006, the Company issued a convertible debenture with detachable warrants in the amount of $150,000 to a stockholder.  As part of the transaction, the Company issued warrants to purchase 750,000 shares of common stock.  The warrants were valued at approximately $60,000 in the equity section of the balance sheet.  This debenture and the accompanying warrants have an expiration date of June 30, 2009.

On December 31, 2006, the Company issued a convertible debenture with detachable warrants in the amount of $19,536 to a stockholder.  As part of the transaction, the Company issued warrants to purchase 97,750 shares of common stock.  The warrants were valued at approximately $7,500 in the equity section of the balance sheet.  This debenture and the accompanying warrants have an expiration date of June 30, 2009.

On January 4, 2007, the Company issued a convertible debenture with detachable warrants in the amount of $50,000 to a stockholder.  As part of the transaction, the Company issued warrants to purchase 250,000 shares of common stock.  The warrants were valued at approximately $20,000 in the equity section of the balance sheet.  This debenture and the accompanying warrants have an expiration date of January 1, 2009.  Subsequent to December 31, 2008, the expiration date was extended to June 30, 2009.

On February 1, 2007, the Company issued a convertible debenture with detachable warrants in the amount of $5,000 to a stockholder.  As part of the transaction, the Company issued warrants to purchase 25,000 shares of common stock.  The warrants were valued at approximately $2,000 in the equity section of the balance sheet.  This debenture and the accompanying warrants have an expiration date of January 1, 2009.  Subsequent to December 31, 2008, the expiration date was extended to June 30, 2009.

On April 11, 2007, the Company issued a convertible debenture with detachable warrants in the amount of $25,000 to a stockholder.  As part of the transaction, the Company issued warrants to purchase 125,000 shares of common stock.  The warrants were valued at approximately $10,000 in the equity section of the balance sheet.  This debenture and the accompanying warrants have an expiration date of January 1, 2009.  Subsequent to December 31, 2008, the expiration date was extended to June 30, 2009.

On June 15, 2007, the Company issued a convertible debenture with detachable warrants in the amount of $27,000 to a stockholder.  As part of the transaction, the Company issued warrants to purchase 135,000 shares of common stock.  The warrants were valued at approximately $11,000 in the equity section of the balance sheet.  This debenture and the accompanying warrants have an expiration date of January 1, 2009.  Subsequent to December 31, 2008, the expiration date was extended to June 30, 2009.

On August 1, 2007, the Company issued a convertible debenture with detachable warrants in the amount of $27,833 to a stockholder.  As part of the transaction, the Company issued warrants to purchase 139,250 shares of common stock.  The warrants were valued at approximately $11,500 in the equity section of the balance sheet.  This debenture and the accompanying warrants have an expiration date of January 1, 2009.  Subsequent to December 31, 2008, the expiration date was extended to June 30, 2009.

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements December 31, 2008 and 2007

On August 17, 2007, the Company issued a convertible debenture with detachable warrants in the amount of $92,000 to a stockholder.  As part of the transaction, the Company issued warrants to purchase 460,000 shares of common stock.  The warrants were valued at approximately $37,500 in the equity section of the balance sheet.  This debenture and the accompanying warrants have an expiration date of January 1, 2009.  Subsequent to December 31, 2008, the expiration date was extended to June 30, 2009.

During the years ended December 31, 2008 and 2007, the Company recorded approximately $95,000 and $65,000, respectively, in warrants outstanding in the equity section of its balance sheet and recorded a discount in the subordinated debentures of the same amount.  The discount is being amortized to interest expense over the life of the respective debenture.  The warrant valuation was determined at the respective grant dates using the Black-Scholes option-pricing model, with the following details and assumptions.  The underlying stock price was $0.08888, and the exercise price of the warrants was $0.01.  The volatility of the stock underlying the warrants ranged from 50% to 200%, and the risk-free rates of return ranged from 4.18% to 5.05%.

6.  Lease Commitments

The Company leases office space under operating leases expiring July 2011 and September 2015.  The Company leases a vehicle under an operating lease expiring July 2009.  The vehicle is leased from the Company’s CEO, and primary stockholder.  Total expense incurred in 2008 related to this lease was $7,668.

The Company leases certain equipment under a capital lease expiring May 2013.  The equipment is leased from an entity partially owned by a stockholder of the Company.  The aggregate monthly lease payments are approximately $3,800.

Future minimum rental payments as of December 31, 2008 are as follows:

	Capital Leases	Operating Leases
2009	45,653	214,890
2010	45,653	215,907
2011	45,653	204,682
2012	45,653	186,119
2013	19,020	186,119
Thereafter	-	302,380
	201,632	$1,310,097
Less amount representing interest	59,084
Present value of future minimum lease payments	142,548
Less – current obligations under capital lease	23,902
Long-term obligations under capital lease	$118,646

7.  Series A Convertible Preferred Stock

A summary of the preferred stock at December 31, 2008 is as follows:

	Shares Authorized	Shares Issued	Shares Outstanding	Par Value	Liquidation Value

Series A	75,000	37,440	37,440	$0.01	$1,663,834

During 2005, 29,025 shares of the Company’s Series A convertible preferred stock (“preferred stock”) were issued at $22.22 a share. In 2006, 7,290 shares of preferred stock were issued at $22.22 per share.  In 2007, 1,125 shares of preferred stock were issued at $22.22 per share.

A summary of the rights, preferences, and privileges of the preferred stock is as follows:

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements December 31, 2008 and 2007

Dividends – The holders of the preferred stock shall have no dividend preference over the Company’s common stock. In the event the board of directors shall ever declare a dividend, the holders of the preferred stock shall be entitled to participate in such dividend, pro rata, to the same extent as any holder of the common stock on which such dividend may be declared.

Liquidation – In the event of any liquidation, dissolution, or winding-up of the Company (including a change of control), the holders of the preferred stock shall be entitled to receive, out of the remaining assets of the Company, the liquidation valued in cash for each of the shares of preferred stock they then hold. These distributions will be made prior to any distributions to other stockholders. Any amounts remaining after such distributions will be distributed to the holders of the common stock and the preferred stock on parity with each other (on an as-converted basis). In the event the Company at any time or from time to time after the original issue date shall declare or pay any dividend on the preferred stock payable in preferred stock, or effect a subdivision or combination of the outstanding shares of preferred stock (by reclassification or otherwise than by payment of a dividend in preferred stock), then and in any such event, the liquidation value shall be proportionately decreased in the case of a stock dividend or subdivision and proportionately increased in the case of a combination of shares effective, in the case of such dividend, immediately after the close of business on the record date for the determination of holders of preferred stock entitled to receive such dividend or, in the case of a subdivision or combination, at the close of business immediately prior to the date upon which such corporate action becomes effective.

Conversion – Holders of shares of preferred stock have the right to convert their shares, at any time, into shares of common stock. The conversion rate is determined by multiplying the number of preferred shares to be converted by $22.22 and dividing the result by the conversion price then in effect (currently $0.08888). At the option of the Company, all (but not less than all) of the shares of preferred stock may be converted into shares of common stock at the then applicable conversion price in any of the following events:  (i) upon the Company having positive cumulative earnings before interest, depreciation, taxes and amortization (“EBITDA”) of a least $750,000 over four consecutive rolling calendar quarters; (ii) upon the closing of a qualifying offering, I.E., receipt by the Company of proceeds from a private placement of its securities of not less than $3,000,000 on terms acceptable to the holders of a majority of the issued and outstanding common stock at such time; or (iii) upon the closing of a public offering. Such conversion will utilize the same conversion rate as described above.

Voting – The holders of the preferred stock shall be entitled to one vote per share with respect to any matter brought before the stockholders and enjoy the same voting rights as common stockholders.

8.  Common Stock

Common stockholders are entitled to one vote per share and dividends when declared by the board of directors, subject to the preferential rights of preferred stockholders.

Shares Reserved for Future Issuance – As of December 31, 2008 and 2007, the Company has reserved shares of common stock for future issuance for the following purposes:

	2008	2007
Conversion of outstanding preferred stock to common stock	9,360,000	9,360,000
Conversion of subordinated convertible debentures to preferred stock and then to common stock	4,956,085	4,956,085
Conversion of subordinated debentures to common stock	1,125,169	-
Stock options	800,000	-

Total	16,241,254	14,316,085

Calculation of Shares Reserved for Future Issuance

Conversion of outstanding preferred stock to common stock:
Number of preferred shares outstanding	37,440
Multiplier (see Note 7)	$22.22
$831,916.80
Conversion price (see Note 7)	$0.08888
Number of common shares	9,360,000

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements December 31, 2008 and 2007

Conversion of subordinated convertible debentures to preferred stock and then to common stock
Outstanding subordinated convertible debentures	440,497
Conversion price (see Note 5)	$22.22
Number of preferred shares	19,824
Multiplier (see Note 7)	$22.22
440,497
Conversion price (see Note 7)	$0.08888
Number of common shares	4,956,085

Conversion of subordinated debentures to common stock
Outstanding subordinated convertible debentures	100,005
Conversion price (see Note 5)	$22.22
Number of preferred shares	4,501
Multiplier (see Note 7)	$22.22
100,005
Conversion price (see Note 7)	$0.08888
Number of common shares	1,125,169

In December 2007, we sold an aggregate of 1,094,000 shares of our common stock to 15 accredited investors for aggregate gross proceeds of $97,235.  These shares were issued in reliance on the exemption provided by Regulation D promulgated under the Securities Act of 1933, as amended.

On February 14, 2008, the Company affected a stock split of 249 shares of our common stock for every share of common stock held on that date.  All information contained in the Company’s financial statements related to shares and per share data has been adjusted to reflect the split.

9.  Income Taxes

The Company records income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company generated net operating losses for income tax purposes in 2008 and 2007, so there were no current tax provisions for those years. Additionally, the excess of our deferred tax assets over our deferred tax liabilities was offset by a valuation allowance, resulting in no deferred tax benefit for those years.  The valuation allowance increased by $249,000 and $409,000 for the years ended December 31, 2008 and 2007, respectively.

The income tax provision for 2008 and 2007 differs from the amount computed by applying the US federal statutory rate of 34% to income before income taxes due primarily to changes in the valuation allowance. As of December 31, 2008, the Company had net operating loss carryforwards of approximately $3.1 million for federal income tax purposes, which are available to reduce future taxable income and will expire beginning in 2025, if not utilized.

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, were as follows:

	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$1,066,000	$810,000
Other accruals	113,000	110,000
Valuation allowance	(1,144,000)	(895,000)

Net deferred tax assets	35,000	25,000
Deferred tax liability – depreciation and amortization	(35,000)	(25,000)

Net deferred income taxes	$-	$-

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements December 31, 2008 and 2007

As the Company has generated net operating losses from its inception and there is no assurance that it will be able to utilize its net operating loss carryforwards prior to expiration, management has established a valuation allowance of approximately $1,144,000 and $895,000 at December 31, 2008 and 2007, respectively, to recognize its deferred tax assets only to the extent of its deferred tax liabilities.  The Company will continue to evaluate the need for such a valuation allowance in the future.

10.  Benefit Plans

Employees of the Company are eligible to participate in a 401(k) plan covering all employees after a specified period of service. Employees may elect to make deferral contributions of their salary. The Company will match 50% of the first 6% of employee contributions made to the Plan. In addition, the Company may make discretionary contributions to the plan to be allocated to participants’ accounts pro rata based on compensation. Participants will vest in any Company contributions over a five year period. Total Company contributions to the plan for 2008 and 2007 approximated $6,800 and $6,000, respectively.

11.  Business Segments

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131), establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Reportable operating segments are defined as a component of an enterprise:

•	That engages in business activities from which it may earn revenues and expenses,
•	Whose operating results are regularly reviewed by the enterprise’s chief operating decision maker,
•	For which discrete financial information is available.

Corporate assets detailed below are primarily comprised of property and equipment, corporate cash, accounts receivable and other corporate assets. Summarized financial information concerning the Company’s reportable operating segments is shown in the following table as of December 31, 2008 and 2007:

	For the Year Ended December 31, 2008
	Medical Clinic	Medical Spa	Unallocated Corporate	Consolidated

Net revenue	$2,644,822	$687,561	$50	$3,332,433
Operating expenses	2,085,891	982,079	710,285	3,778,255
Income (loss) from operations	558,931	(294,518)	(710,235)	(445,822)
Interest income	-	-	3,232	3,232
Interest expense	-	-	289,508	289,508
Net income (loss)	$558,931	$(294,518)	$(996,511)	$(732,098)

Total assets	$454,645	$229,487	$150,358	$834,490

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements December 31, 2008 and 2007

	For the Year Ended December 31, 2007
	Medical Clinic	Medical Spa	Unallocated Corporate	Consolidated

Net revenue	$1,873,333	$520,120	$-	$2,393,453
Operating expenses	1,615,759	825,035	526,214	2,967,008
Income (loss) from operations	257,574	(304,915)	(526,214)	(573,555)
Interest income	-	-	12,739	12,739
Interest expense	-	-	270,254	270,254
Net income (loss)	$257,574	$(304,915)	$(783,729)	$(831,070)

Total assets	$517,430	$315,644	$398,810	$1,231,884

The financial information for the Medical Clinic presented above represents the revenue and direct operating expenses of NWAPCP after elimination of intercompany expenses charged to NWAPCP by WellQuest of Arkansas.  Intercompany expenses that have been eliminated include the following: a management fee paid by NWAPCP to WellQuest of Arkansas ($198,000 and $144,000 for the years ended December 31, 2008 and 2007, respectively), lease expense paid by NWAPCP to WellQuest of Arkansas ($52,000 and $60,000 for the years ended December 31, 2008 and 2007, respectively), and interest expense paid by NWAPCP to WellQuest of Arkansas ($39,000 and $62,000 for the years ended December 31, 2008 and 2007, respectively).

12.  Related Party Transactions

The following is a summary of related party transactions not described elsewhere in these notes to the financial statements.

At December 31, 2008 and 2007, we incurred expenses of approximately $33,000 and $27,000, respectively, to the law firm of Newton, O’Connor, Turner & Ketchum, of which John O’Connor, one of our directors, is a partner.

We leased a vehicle under an operating lease that expired in July 2008.  The vehicle was leased from Steve Swift, our Chief Executive Officer.  The monthly lease payment was approximately $739 until July 2008.  This lease was renewed in August 2008 at a monthly lease payment of $529.  The lease expires in July 2009.

We lease certain equipment under a capital lease expiring May 2013.  The equipment is leased from an entity partially owned by Curtis Rice, one of our stockholders.  The aggregate monthly lease payments are approximately $3,800.

13.  Subsequent Events

In January 2009, the Company entered into a one year agreement with a consulting company for public and investor relations services.  Pursuant to that agreement, the Company will pay the consultant $6,000 per month ($72,000 per year) and issue 348,600 shares of common stock.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 7, 2009, Tullius Taylor Sartain & Sartain LLP, our prior independent registered public accounting firm, and Hogan & Slovacek, P.C. merged their operations to become HoganTaylor LLP, which we refer to as HoganTaylor.  The respective employees, partners and shareholders of the merged firms have become employees and partners of HoganTaylor which will continue the practices of each of the merged firms.  Consequently, HoganTaylor has assumed the role as our independent registered public accounting firm.

As this is a combination of the two existing accounting firms and their respective practices, there was no resignation of the predecessor firm.  Also, as this is a newly created firm, there have been no pre-engagement consultations or contacts with HoganTaylor.

The reports of Tullius Taylor Sartain & Sartain LLP regarding our financial statements for the fiscal years ended December 31, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion and were not qualified.  However, the report includes an emphasis paragraph relating to an uncertainty as to the Company's ability to continue as a going concern. During the years ended December 31, 2007 and 2006, and during the period from December 31, 2007 through January 7, 2009, there were no disagreements with Tullius Taylor Sartain & Sartain LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Tullius Taylor Sartain & Sartain LLP would have caused it to make reference to such disagreement in its report.

ITEM 9A – CONTROLS AND PROCEDURES

MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Corporation is collected and communicated to the management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of December 31, 2008 that our disclosure controls and procedures were effective in providing reasonable assurance that material information is made known to them by others within the Corporation.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B – OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Names:	Ages	Titles:	Board of Directors
Steve Swift	62	President	Director
Greg Primm	35	Chief Financial Officer
Curtis Rice	32	Vice President	Director
Lawrence D. Field	49		Director
John O’Connor	54	Secretary	Director
Robert J. Zasa	58		Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are five seats on our board of directors.

Currently, our Directors are not compensated for their services, although their expenses in attending meetings are reimbursed. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

Steve Swift has been our President and Chairman of the Board of Directors since November 2004.  Between July 2004 and October 2004, Mr. Swift worked independently towards the development of the Company.  Between May 2000 and June 2004, Mr. Swift was the Chief Administrative Officer and Executive Director of Springer Clinic, Inc., a Tulsa, Oklahoma based medical treatment facility.  Mr. Swift received his Bachelor of Arts degree in Sociology from Texas Christian University in 1970, his Masters degree in Healthcare Administration from Trinity University in 1974 and did his residency at Baylor University Medical Center in 1973-1974.
.
Greg Primm has been our Chief Financial Officer since April 2008.  Between September 2006 and April 2008, Mr. Primm served as Chief Financial Officer and Operations Manager for CrossWood Associates, Inc., a food distribution company in Fayetteville, Arkansas.  From February 2002 through September 2006, Mr. Primm was Controller for Hanna’s Candle Company, a manufacturing company.  He was the Accounting Manager for Ozark Aircraft Systems of Bentonville, Arkansas from 1999 until 2002, and served as an auditor for Ernst & Young, LLP in Fort Smith, Arkansas from 1996 through 1998, where he audited large public healthcare firms.  Mr. Primm is a Certified Public Accountant.  He received his Bachelor of Science in Business Administration from the Sam Walton College of Business at the University of Arkansas in 1996, and his Master of Business Administration from Terry College of Business at the University of Georgia in 1999.

Curtis Rice has been our Vice President since helping found the Company in 2001.  Since July 2006, Mr. Rice has been the Natural Gas Energy Trading Manager for Conagra Foods, an Omaha, Nebraska based food company.  Since December 2006, Mr. Rice has been the President of Patriot Energy, a Tulsa, Oklahoma based energy production investment company.  Since January 2006, Mr. Rice has been the Vice President for BlastMyMusic.com, Inc., a Tulsa, Oklahoma based online music distribution company.  Between June 1999 and July 2006, Mr. Rice worked for Williams Power Company, a Tulsa, Oklahoma based energy production company in various positions, including Natural Gas Manager (December 2003 to July 2006), Power Transmission Manager (December 2002 to July 2006), Global Energy Manager (May 2002 to December 2002), NGL/Olefin Trader Manager, Structured Analyst Manager, Weather Derivative Trader, Risk Analyst and Value at Risk.  Mr. Rice received his Masters in Business Administration from Tulsa University in 2001 and his Bachelor of Science degree in Business Administration from Oklahoma State University in 1999.

Lawrence D. Field has been a member of the Board of Directors since November 2004.  Since January 1989, Mr. Field has worked for Regent Private Capital, a Tulsa, Oklahoma based private investment company, as a Partner between January 1989 and June 2004 and as Managing Director since June 2004. Mr. Field  received his Bachelor of Science degree from the University of Texas at Austin in 1982.

John O’Connor has been our Secretary and a member of the Board of Directors since November 2004.  Since 2001, Mr. O’Connor has been the Chairman of the law firm Newton, O’Connor, Turner & Ketchum, based in Tulsa, Oklahoma. Mr. O’Connor has been a director of 3DIcon Corporation, a Tulsa, Oklahoma based public company. Mr. O’Connor received his Bachelor of Arts degree in Political Science from Oklahoma State University in 1977 and his Juris Doctorate degree from University of Tulsa College of Law in 1980.

Robert J. Zasa has been a member of the Board of Directors since April 2005.  Since June 1996, Mr. Zasa has been the founder and Partner of Woodrum/Ambulatory Systems, a Los Angeles, California based ambulatory and outpatient care company. Mr. Zasa was the founder, President and CEO of Premier Ambulatory Systems, Inc., an owner and operator of ambulatory surgery centers, Vice President of American Medical International and Chief Operating Officer of AMI Ambulatory Surgery Centres, Inc.  Mr. Zasa is an Adjunct Faculty Member of the Graduate Program in Health Services Administration at the University of Alabama in Birmingham, and serves as a guest lecturer on ambulatory healthcare topics at the UCLA School of Public Health. Mr. Zasa earned a Masters of Science degree in hospital and health administration from the University of Alabama Birmingham.

Board of Directors Independence

We are not required to have any independent members of the Board of Directors. The board of directors has determined that (i) Messrs. Swift, Rice, Field and O’Connor have relationships which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and each is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Messr. Zasa is an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.  As we do not have any board committees, the board as a whole carries out the functions of audit, nominating and compensation committees, and such “independent director” determination has been made pursuant to the committee independence standards.

Code of Ethics

We have adopted a Code of Ethics that are designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications. The Code of Ethics promotes compliance with applicable governmental laws, rules and regulations.

Section 16(a) Compliance

Since we are governed under Section 15(d) of the Exchange Act, we are not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of our equity securities pursuant to Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending December 31, 2008 and 2007 exceeded $100,000

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Steve Swift, President	2008	$160,435	0	0	0	0	0	$19,222	(1)	$179,657
	2007	$180,000	0	0	0	0	0	$25,255	(2)	$205,255

(1) Includes $9,042 for health, dental, life and key-man life insurance, $2,492 in 401(k) contributions, and $7,688 for a vehicle lease.
(2) Includes $12,787 for health, dental, life and key-man life insurance, $3,600 in 401(k) contributions, and $8,868 for a vehicle lease.

Employment Agreements

On January 1, 2005, we entered into an employment agreement with Steve Swift, our chief executive officer.  Pursuant to the terms of the agreement, Mr. Swift will be employed by us for an initial term of 5 years from the effective date of the agreement.  Mr. Swift is to receive an annual base salary of $180,000 a year.  Upon the opening of the first clinic, Mr. Swift was to receive an annual base salary of $250,000 a year.  Mr. Swift is entitled to receive an increase to his base salary and receive certain bonuses to be determined by the Board of Directors based upon the performance of the Company during each calendar year.  Mr. Swift’s salary and bonus schedule will be reviewed by the Board of Directors on an annual basis.  Mr. Swift shall be entitled to four weeks paid vacation during each year during the initial term.  The Company may terminate his employment (i) with cause, upon a determination by a majority of the Board of Directors or (ii) without cause, at any time, for any reason whatsoever and without prior notice.   Mr. Swift may voluntarily terminate his employment at any time for cause or without cause upon not less than 30 days written notice.  During the term of his employment and for a period thereafter, Mr. Swift will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.  This agreement was amended on June 30, 2007 pursuant to which Mr. Swift’s annual base salary was to remain at $180,000 until the Board determines otherwise.  The agreement was amended again on October 29, 2008, pursuant to which Mr. Swift’s annual base salary was reduced to $120,000 per year until the board determines otherwise.

Option Grants in Last Fiscal Year

The following table sets forth information regarding the number of stock options granted to named executive officers during fiscal 2008.

Name and Position	Number of Units
Greg Primm – Chief Financial Officer	300,000

Executives as a Group	300,000

Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2008.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Greg Primm	-	300,000	-	$0.08888	April 14, 2015	-	-	-	-

Director Compensation

Our directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

We do not pay compensation to our directors, however, we do provide reimbursement of reasonable expenses incurred in connection with providing services as a director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common and preferred stock as of March 27, 2009.

•	By each person who is known by us to beneficially own more than 5% of our common or preferred stock;
•	By each of our officers and directors; and
•	By all of our officers and directors as a group.

NAME AND ADDRESS OF OWNER (1)	TITLE OF CLASS	NUMBER OF SHARES OWNED (2)	PERCENTAGE OF CLASS (3)

Stephen H.M Swift	Common Stock	11,680,000	49.25%

Greg Primm	Common Stock	0	0%

Curtis L. Rice	Common Stock	2,902,500 (4)	11.86%

Lawrence D. Field	Common Stock	1,642,500 (5)	6.93%

John O’Connor	Common Stock	1,642,500	6.93%

Robert Zasa (9)	Common Stock	2,486,250 (6)	10.24%

All Officers and Directors	Common Stock	20,353,750 (7)	81.31%
As a Group (6 persons)

Curtis L. Rice	Series A Preferred Stock	3,015 (8)	8.05%

Ambulatory Systems Development (9)	Series A Preferred Stock	2,250	6.01%

TerraNova Partners, L.P. (10)	Series A Preferred Stock	4,500	12.02%

Charles C. Stephenson, Jr.	Series A Preferred Stock	4,500	12.02%

Derek Johannson	Series A Preferred Stock	4,500	12.02%

Benjamin P. and Kelly C. Ferrell	Series A Preferred Stock	5,625	15.02%

Lewis Yarborough	Series A Preferred Stock	2,250	6.01%

Industrial and Commercial Developments Pty, Ltd. (11)	Series A Preferred Stock	3,375	9.01%

(1) Unless otherwise noted, the mailing address of each beneficial owner is 3400 SE Macy Rd., #18, Bentonville, Arkansas 72712.

(2) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to preferred stock, options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 27, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Based upon 23,716,361 shares of common stock and 37,440 shares of Series A Convertible Preferred Stock issued and outstanding on March 27, 2009.

(4) Includes 2,340 shares of Series A Convertible Preferred Stock owned and 675 shares of Series A Convertible Preferred Stock owned by Rice Investments, LLC, of which Mr. Rice has voting and dispositive power of the shares held by such entity.  The 3,015 shares of Series A Convertible Preferred Stock are convertible into 753,750 shares of common stock.

(5) Represents shares owned by Regent Private Capital, LLC, of which Mr. Field has voting and dispositive power of the shares held by such entity.

(6) Includes 1,923,750 shares of common stock and 2,250 shares of Series A Convertible Preferred Stock owned by Ambulatory Systems Development, of which Mr. Zasa has voting and dispositive power of the shares held by such entity.  The 2,250 shares of Series A Convertible Preferred Stock are convertible into 562,500 shares of common stock.

(7) Includes 5,265 shares of Series A Convertible Preferred Stock that are convertible into 1,316,250 shares of common stock.

(8) Includes 675 shares of Series A Convertible Preferred Stock owned by Rice Investments, LLC, of which Mr. Rice has voting and dispositive power of the shares held by such entity.

(9) Robert Zasa, one of our directors, has sole voting and dispositive power of the shares held by Ambulatory Systems Development.

(10) Vahan Kololian has sole voting and dispositive power of the shares held by TerraNova Partners, L.P.

(11) Stefan J. Ahrens has sole voting and dispositive power of the shares held by Industrial and Commercial Developments Pty, Ltd.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Other than as disclosed below, during the last two fiscal years, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding common or preferred stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

At December 31, 2008 and 2007, we incurred expenses of approximately $33,000 and $27,000, respectively, to the law firm of Newton, O’Connor, Turner & Ketchum, of which John O’Connor, one of our directors, is a partner.

We leased a vehicle under an operating lease that expired in July 2008.  The vehicle was leased from Steve Swift, our Chief Executive Officer.  The monthly lease payment was approximately $739 until July 2008.  This lease was renewed in August 2008 at a monthly lease payment of $529.  The lease will expire in July 2009.

We lease certain equipment under a capital lease expiring May 2013.  The equipment is leased from an entity partially owned by Curtis Rice, one of our stockholders and directors.  The aggregate monthly lease payments are approximately $3,800.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees incurred with our public accountants for professional services rendered during the years ended December 31, 2008 and 2007 are as follows:

Description	2008	2007
Audit Fees[1]	$56,450	$82,000

Audit-Related Fees[2]	$-	$-

Tax Fees[3]	$4,000	$18,000

All Other Fees[4]	$-	$-

1 Audit fees relate to professional services rendered for the annual audit of our financial statements, the quarterly reviews relating to SEC filings of our financial statements and our S-1 filing with the SEC. For 2008, the audit fee amount includes estimated billings for the completion of the 2008 audit, which was completed after year-end.

2 There were no audit-related fees during 2008 or 2007.

3 Tax fees include fees billed for tax planning, consultations and preparation of the tax returns. For 2008, the tax fee amount includes estimated billings of $4,000 for the completion of the 2008 tax returns, which are completed after year-end.

4 There were no other fees during 2008 or 2007.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.01
Certificate of Incorporation, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on February 14, 2008 and incorporated herein by reference.

3.02	Bylaws, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on February 14, 2008 and incorporated herein by reference.

3.03
Certificate of Designation for the Series A Preferred Stock, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on February 14, 2008 and incorporated herein by reference.

3.04
Certificate of Amendment to the Certificate of Incorporation, filed as an exhibit to the amended Registration Statement on Form S-1/A, filed with the Commission on October 14, 2008 and incorporated herein by reference.

3.05
Certificate of Amendment to the Certificate of Designation for the Series A Preferred Stock, filed as an exhibit to the amended Registration Statement on Form S-1/A, filed with the Commission on October 14, 2008 and incorporated herein by reference.

4.01	Form of Subordinated Debenture, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on February 14, 2008 and incorporated herein by reference.

10.01
Management Medical Services Agreement, dated as of September 1, 2005, by and between WellQuest Medical & Wellness Centers of Northwest Arkansas, Inc. d/b/a WellQuest and Northwest Arkansas Primary Care Physicians, P.A., filed as an exhibit to the amended Registration Statement on Form S-1/A, filed with the Commission on July 8, 2008 and incorporated herein by reference.

10.02
Medical Doctor Agreement, dated as of September 1, 2005, by and between WellQuest Medical & Wellness Centers of Northwest Arkansas, Inc. d/b/a WellQuest and C. Wade Fox, M.D., filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on February 14, 2008 and incorporated herein by reference.

10.03
Employment Agreement, dated as of January 1, 2005, by and between HQHealthQuest Medical & Wellness Centers, Ltd. and Stephen H. M. Swift, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on February 14, 2008 and incorporated herein by reference.

10.04
Amendment to Employment Agreement, dated as of June 30, 2007, by and between HQHealthQuest Medical & Wellness Centers, Ltd. and Stephen H. M. Swift, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on February 14, 2008 and incorporated herein by reference.

10.05	Form of Subscription Agreement, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on February 14, 2008 and incorporated herein by reference.

10.06
Lease Agreement, dated as of October 6, 2004, by and between HQHealthQuest Medical & Wellness Centers, Ltd. and 48th Street, LLC, filed as an exhibit to the amended Registration Statement on Form S-1/A, filed with the Commission on July 8, 2008 and incorporated herein by reference.

10.07
Amendment to Lease Agreement, dated as of December 2, 2005, by and between HQHealthQuest Medical & Wellness Centers, Ltd. and 48th Street, LLC, filed as an exhibit to the amended Registration Statement on Form S-1/A, filed with the Commission on July 8, 2008 and incorporated herein by reference.

10.08
Lease Rider, dated as of December 7, 2007, by and between WellQuest of Arkansas, Inc. and Next Chapter Resources, LLC, filed as an exhibit to the amended Registration Statement on Form S-1/A, filed with the Commission on July 8, 2008 and incorporated herein by reference.

10.09
Business Loan Agreement, dated August 3, 2005, between ONB Bank and Trust Company and HQHealthQuest Medical & Wellness Centers, Ltd., filed as an exhibit to the amended Registration Statement on Form S-1/A, filed with the Commission on July 8, 2008 and incorporated herein by reference.

10.10
Waiver, dated January 25, 2008, from ONB Bank and Trust Company, in favor of WellQuest Medical & Wellness Centers, filed as an exhibit to the amended Registration Statement on Form S-1/A, filed with the Commission on July 8, 2008 and incorporated herein by reference.

10.11
Form of Subordinated Convertible Debenture with Warrants, filed as an exhibit to the amended Registration Statement on Form S-1/A, filed with the Commission on July 8, 2008 and incorporated herein by reference.

10.12
Waiver, dated September 2, 2008, from ONB Bank and Trust Company, in favor of WellQuest Medical & Wellness Centers, filed as an exhibit to the amended Registration Statement on Form S-1/A, filed with the Commission on September 9, 2008 and incorporated herein by reference.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLQUEST MEDICAL & WELLNESS CORPORATION

Date: April 13, 2009	By:	/s/ STEVE SWIFT
Steve Swift
President (Principal Executive Officer)

Date: April 13, 2009	By:	/s/ GREG PRIMM
Greg Primm
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ STEVE SWIFT	President (Principal Executive Officer), Chairman and Director	April 13, 2009
Steve Swift

/s/ GREG PRIMM	Chief Financial Officer (Principal Financial Officer and Principal	April 13, 2009
Greg Primm	Accounting Officer)

/s/ LAWRENCE D. FIELD	Director	April 13, 2009
Lawrence D. Field

/s/ JOHN O’CONNOR	Director	April 13, 2009
John O’Connor

/s/ Robert J. Zasa	Director	April 13, 2009
Robert J. Zasa

/s/ Curtis L. Rice	Vice President and Director	April 13, 2009
Curtis L. Rice