Form 10-Q
period 2009-03-31
WELLQUEST MEDICAL & WELLNESS CORP
filed 2009-05-12
CIK 1427222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filed,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 11, 2009, there were 25,853,917 shares of registrant’s common stock outstanding.

WELLQUEST MEDICAL & WELLNESS CORPORATION

WELLQUEST MEDICAL & WELLNESS CORPORATION

(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets

	March 31 2009	December 31 2008
	(Unaudited)
Assets
Current assets:
Cash	$ 99,680	$ 103,265
Accounts receivable, less allowance of $204,941 and $235,348 at March 31, 2009 and December 31, 2008, respectively	263,177	293,363
Other current assets	69,660	50,737

Total current assets	432,517	447,365

Property and equipment, net	361,229	387,125

Total assets	$ 793,746	$ 834,490

Liabilities and Stockholders' Deficit
Current liabilities:
Line of credit	$ 202,494	$ 202,494
Accounts payable	235,033	293,312
Accrued liabilities	240,914	207,329
Due to physicians and related parties	556,842	545,823
Note payable to related party	-	349,608
Current maturities of long-term debt	490,163	517,324
Current obligations under capital leases	24,901	23,902
Current maturities of subordinated debentures payable to stockholders, net of unamortized discount of $8,547 and $17,093 at March 31, 2009 and December 31, 2008, respectively	531,955	523,409

Total current liabilities	2,282,302	2,663,201

Long-term debt to related party	443,123	-
Long-term obligations under capital leases, less current portion	112,034	118,646

Total liabilities	2,837,459	2,781,847

Stockholders' deficit:
Preferred stock - $.01 par value; authorized 2,500,000 shares 75,000 designated as Series A convertible preferred stock; 37,440 shares issued and outstanding	374	374
Common stock - $.001 par value; authorized 150,000,000 shares; 23,716,361 shares issued and outstanding	23,716	23,716
Additional paid-in capital	1,267,178	1,263,030
Warrants outstanding	177,000	177,000
Accumulated deficit	(3,511,981)	(3,411,477)
	(2,043,713)	(1,947,357)

Total liabilities and stockholders' deficit	$ 793,746	$ 834,490

The accompanying notes are an integral part of these consolidated financial statements.

WELLQUEST MEDICAL & WELLNESS CORPORATION

(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Consolidated Statements of Operations

For the three months ended March 31, 2009 and 2008

(Unaudited)

	2009	2008

Net revenue	$ 930,336	$ 851,546

Operating expenses:
Salaries, wages and benefits	305,360	294,944
Rents and facility expenses	72,581	74,852
Clinic direct expenses, excluding salaries, wages and benefits	351,067	239,140
Spa direct expenses, excluding salaries, wages and benefits	77,437	57,850
General corporate expenses	141,876	52,628
Depreciation and amortization	28,595	27,055

Total operating expenses	976,916	746,469
Operating income (loss)	(46,580)	105,077

Interest income (expense):
Interest income	-	2,702
Interest expense	(53,924)	(72,279)

Net interest expense	(53,924)	(69,577)

Net income (loss) applicable to common stock	$ (100,504)	$ 35,500

Income (loss) per common share:
Basic	$ (0.004)	$ 0.002

Diluted	$ (0.004)	$ 0.001

Weighted average number of common shares outstanding:
Basic	23,716,361	23,082,250

Diluted	23,716,361	25,285,000

The accompanying notes are an integral part of these consolidated financial statements.

WELLQUEST MEDICAL & WELLNESS CORPORATION

(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Consolidated Statements of Cash Flows

For the three months ended March 31, 2009 and 2008

(Unaudited)

	2009	2008

Cash Flows from Operating Activities
Net income (loss)	$ (100,504)	$ 35,500
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	28,595	27,055
Amortization of debt discount	8,546	23,000
Stock based compensation	4,148	-
Change in assets and liabilities:
Accounts receivable, net	30,186	(26,803)
Other current assets	(18,923)	(9,953)
Accounts payable and accrued liabilities	(24,694)	(99,004)
Due to physicians and related parties	11,019	(13,700)

Net cash used in operating activities	(61,627)	(63,905)

Cash Flows from Investing Activities
Purchases of property and equipment	(2,699)	(1,761)

Cash Flows from Financing Activities
Repayment of long-term borrowings and obligations under capital leases	(32,774)	(34,594)
Borrowings on long-term debt to related party	93,515	-
Proceeds from issuance of common stock	-	56,000

Net cash provided by financing activities	60,741	21,406

Net decrease in cash	(3,585)	(44,260)
Cash, beginning of period	103,265	91,711

Cash, end of period	$ 99,680	$ 47,451

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$ 24,817	$ 69,768

The accompanying notes are an integral part of these consolidated financial statements.

WELLQUEST MEDICAL & WELLNESS CORPORATION

(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements March 31, 2009

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

WellQuest of Arkansas entered into a Management and Medical Services Agreement with Northwest Arkansas Primary Care Physicians, P.A (“NWAPCP”) pursuant to which NWAPCP was granted exclusive rights to operate medical practices in the current center and all future sites that WellQuest of Arkansas might open in Northwest Arkansas. As a result, NWAPCP is responsible for hiring all physicians and nurse practitioners who operate in the medical clinic. The proceeds from the practice are assigned to WellQuest of Arkansas. From those proceeds, WellQuest of Arkansas pays the compensation of the employees of NWAPCP and all expenses associated from the conduct of the practice. WellQuest of Arkansas receives a monthly management fee of 7.5% of the practice’s net revenues, and after all practice loans and interest are repaid in full, receives a performance bonus as a share of any practice operating profits after physician compensation and all practice operating expenses are paid. Any remaining profits are paid to NWAPCP. Because NWAPCP currently has outstanding loans due to WellQuest of Arkansas, 80% of any remaining profits are used to reduce the debt. The remaining 20% of any remaining profits are paid or payable to the owners of NWAPCP. Once the debt has been repaid in full, remaining profits will be paid or payable to NWAPCP.

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

Management’s Plans

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2009, the Company had a working capital deficit of approximately $1,800,000 and had incurred net losses of approximately $101,000 for the three months ended March 31, 2009. The Company also has an accumulated deficit of approximately $3,500,000.  The Company has, in large part, been supported by the proceeds from long-term debt and certain major stockholders.  There is no commitment for such stockholders to continue providing financial support to the Company.

WELLQUEST MEDICAL & WELLNESS CORPORATION

(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements March 31, 2009

(Unaudited)

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

Completion of management's plans will require the Company to obtain additional debt or equity financing beyond those resources currently available to the Company.  There is no assurance the Company will be successful in securing resources to fund current obligations as they become due in 2009 or to support the Company until such time, if ever, that the Company is able to consistently generate income from operations.

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations.  The accompanying unaudited interim consolidated financial statements reflect all adjustments which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. All such adjustments (except as otherwise disclosed herein) are of a normal recurring nature.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. It is suggested that the December 31, 2008 financial information be read in conjunction with the financial statements and notes thereto.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured.

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

Notes to Consolidated Financial Statements March 31, 2009

(Unaudited)

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

Earnings Per Share

The Company calculates and discloses earnings per share (EPS) in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires dual presentation of Basic and Diluted EPS on the face of the statements of operations and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

In computing Diluted EPS, only potential common shares that are dilutive — those that reduce earnings per share or increase loss per share — are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The “control number” for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there is a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change.  The Company incurred a loss from continuing operations for the three month period ended March 31, 2009. Therefore, basic EPS and diluted EPS are computed in the same manner for that period. Anti dilutive and/or non-exercisable warrants and convertible preferred stock and convertible subordinated debentures represent approximately 16,200,000 and 15,400,000 common shares at March 31, 2009 and 2008, respectively which may become dilutive in future calculations of EPS.

Share-Based Payment

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment (SFAS 123R).  SFAS 123R is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  Under paragraph 7 of SFAS 123R, if the fair value of goods or services received in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the equity instruments issued, the fair value of the goods or services received shall be used to measure the transaction. In contrast, if the fair value of the equity instruments issued in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the consideration received, the transaction shall be measured based on the fair value of the equity instruments issued.  We utilized the fair value of the equity instruments issued to nonemployees to value the shares issued.  We recognize the fair value of stock-based compensation awards in general corporate expense in the consolidated statements of operations on a straight-line basis over the vesting period.

In January 2009, the Company entered into a one year agreement with a consulting company for public and investor relations services.  Pursuant to that agreement, the Company will pay the consultant $6,000 per month ($72,000 per year) and issue 348,600 shares of common stock. As of March 31, 2009, the Company has not issued the shares. The shares have been valued at $0.08888 per share and $30,984 has been recorded as an accrued liability on the Company’s balance sheet and as general corporate expense on the Company’s income statement.

WELLQUEST MEDICAL & WELLNESS CORPORATION

(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements March 31, 2009

(Unaudited)

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on the Company’s net income.

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

Corporate assets detailed below are primarily comprised of property and equipment, corporate cash, accounts receivable and other corporate assets. Summarized financial information concerning the Company’s reportable operating segments is shown in the following tables as of March 31, 2009 and 2008:

	For the Three Months Ended March 31, 2009
	Medical Clinic	Medical Spa	Unallocated Corporate	Consolidated

Net revenue	$ 751,648	$ 176,188	$ 2,500	$ 930,336
Operating expenses	590,127	199,110	187,679	976,916
Income (loss) from operations	161,521	(22,922)	(185,179)	(46,580)
Interest income	-	-	-	-
Interest expense	-	-	53,924	53,924
Net income (loss)	$ 161,521	$ (22,922)	$ (239,103)	$ (100,504)

Total assets	$ 420,650	$ 220,242	$ 152,854	$ 793,746

	For the Three Months Ended March 31, 2008
	Medical Clinic	Medical Spa	Unallocated Corporate	Consolidated

Net revenue	$ 693,547	$ 157,999	$ -	$ 851,546
Operating expenses	457,614	219,735	69,120	746,469
Income (loss) from operations	235,933	(61,736)	(69,120)	105,077
Interest income	-	-	2,702	2,702
Interest expense	-	-	72,279	72,279
Net income (loss)	$ 235,933	$ (61,736)	$ (138,697)	$ 35,500

Total assets	$ 540,503	$ 294,887	$ 363,695	$ 1,199,085

The financial information for the Medical Clinic presented above represents the revenue and direct operating expenses of NWAPCP after elimination of intercompany expenses charged to NWAPCP by WellQuest of Arkansas. Intercompany expenses that have been eliminated include the following: a management fee paid by NWAPCP to WellQuest of Arkansas ($56,374 and $52,012 for the three month period ended March 31, 2009 and 2008, respectively), lease expense paid by NWAPCP to WellQuest of Arkansas ($10,250 and $14,479 for the three month period ended March 31, 2009 and 2008, respectively), and interest expense paid by NWAPCP to WellQuest of Arkansas ($4,449 and $14,760 for the three month period ended March 31, 2009 and 2008, respectively).

WELLQUEST MEDICAL & WELLNESS CORPORATION

(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements March 31, 2009

(Unaudited)

5.  Common and Preferred Stock

During January 2008 and February 2008, the Company sold an aggregate of 630,000 shares of its common stock to four investors for aggregate gross proceeds of $56,000. These shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

In July 2008, the Company sold an aggregate of 111,111 shares of its common stock to an investor for aggregate gross proceeds of $10,000. These shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

6.  Income Taxes

The Company had no current income tax provision for the quarter ended March 31, 2009 due to approximately $3.0 million in net operating loss carryforwards incurred since inception. The effective income tax rate for the quarter ended March 31, 2009 differs from the U.S. federal statutory rate of 34% due to the change in the valuation allowance.

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

On August 4, 2008, the Company granted stock options for 500,000 shares of stock at an exercise price of $0.08888 per share. The options are subject to a vesting schedule as follows: 166,667 options on August 4, 2008; 166,667 options on August 4, 2009; and 166,666 options on August 4, 2010. The options have a termination date of August 3, 2018.  Compensation expense was calculated at approximately $29,000, which will be recognized over the vesting period. The amount expensed for the three months ended March 31, 2009 related to these options was approximately $2,400. The Company has reserved 500,000 shares of common stock for the exercise of these options.

On December 9, 2008, we granted stock options for 300,000 shares of stock at an exercise price of $0.08888 per share. The options are subject to a vesting schedule as follows: 100,000 options on April 14, 2011; 100,000 options on April 14, 2012; and 100,000 options on April 14, 2013. The options have a termination date of April 14, 2015. Compensation expense was calculated at approximately $23,000, which will be recognized over the vesting period. The amount expensed for the three months ended March 31, 2009 related to these options was approximately $1,700. The Company has reserved 300,000 shares of common stock for the exercise of these options.

8. Commitments and Contingencies

WELLQUEST MEDICAL & WELLNESS CORPORATION

(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements March 31, 2009

(Unaudited)

In January 2009, the Company entered into a one year agreement with a consulting company for public and investor relations services.  Pursuant to that agreement, the Company will pay the consultant $6,000 per month ($72,000 per year) and issue 348,600 shares of common stock. As of March 31, 2009, the Company has not issued the shares. An expense of $30,984 has been recorded as an accrued liability on the balance sheet for the issuance of the shares.

9. Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 as of January 1, 2009. The adoption of SFAS 161 did not have a material effect on its financial statements and related disclosures.

In April 2009, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (FSP 107-1). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP 107-1 to have a material effect on its financial statements and related disclosures.

10. Note Payable to Related Party

The Company has a note payable due to a related party and stockholder in the amount of $408,608 as of March 31, 2009. The proceeds from the note were primarily used to pay for costs incurred in the Company’s initial SEC registration process and ongoing fees associated with the Company’s public filing status. The note is due on demand and carries an interest rate of 10%.

11. Subsequent Events

Subsequent to March 31, 2009, the Company borrowed $50,000 from the Company’s CEO and Chairman. The Company issued a convertible debenture in the principal face amount of $50,000. The debenture is convertible at a price equal to the last sale price of the Company’s common stock on the trading day preceding the conversion date.  The Debenture matures on April 15, 2010 and bears interest at the annual rate of 10%.

Subsequent to March 31, 2009, three holders of 6,300 of the Company’s preferred stock elected to convert the shares to 1,575,000 of the Company’s common stock.

Subsequent to March 31, 2009, two holders of $50,000 of convertible subordinated debentures elected to convert the debt to 562,556 shares of common stock according to the terms of the debenture agreements.

Effective April 1, 2009, the Company amended its note payable to a related party, creating a convertible long-term note payable with a three year maturity date. The note payable bears interest at 10% per year. The note is convertible into the Company’s common stock at the option of the holder at a conversion price of $0.08888 per share. As part of the agreement, the Company agreed to issue 1,250,000 shares of common stock to the related party. The shares are valued at $111,100 and the cost will be amortized over the term of the note.

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

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Net Revenues. We had net revenues for the three months ended March 31, 2009 of $930,336 compared to $851,546 for the three months ended March 31, 2008. This increase of $78,790 is primarily the result of the increase in medical service revenues of $58,101 due to continued increases in medical client visits. Medical client visits increased from 7,441 for the three months ended March 31, 2008 to 8,166 for the three months ended March 31, 2009, an increase of 10%. The increase in medical clinic visits is attributed to continued success in attracting new medical clients and keeping established clients. Established client visits increased from 5,328 for the three months ended March 31, 2008 to 6,444 for the three months ended March 31, 2009, an increase of 21%. New client visits accounted for 2,083 visits for the three months ended March 31, 2008 compared to 1,722 visits for the three months ended March 31, 2009, a decrease of 17%. In addition, Medical Spa revenues were up 12% ($18,189) from $157,999 for the three months ended March 31, 2009 compared to $176,188 for the three months ended March 31, 2008. Improved marketing and the addition of a medically supervised weight loss program were significant contributors to the increase.

Net Operating Expenses. Operating expenses for the three months ended March 31, 2009 were $976,916 compared to $746,469 for the three months ended March 31, 2008. This increase of $230,447 was the result of an increase of $132,513 in medical clinic operating expenses related to increased service revenues and staffing costs to improve client service. Increased corporate expenses accounted for an $118,559 increase, due to costs associated with our registration statement filed with the SEC as well as the addition of a chief financial officer in April 2008. These increases were offset by a decrease of $20,625 in operating expenses for the medical spa related to a decrease in administrative staffing.

Medical clinic operating expenses increased to support higher service revenues and improve client service. Medical provider labor costs increased $63,009 as a result of adding a full time physician’s assistant in July 2008, a full time physician in March 2009, and several part time physicians’ assistants and advanced practice nurses throughout the fourth quarter 2008 and first quarter 2009. Medical staff payroll increased $27,764 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Supplies expense ($15,266) and laboratory service expenses ($17,564) also increased in response to our higher medical clinic revenue during the same reporting period.

Medical spa operating expenses decreased as a result of a reduction in administrative staffing as well as the transition of several full-time service provider positions to part-time. Staffing costs for the medical spa decreased $15,773 from $86,291 for the three months ended March 31, 2009 compared to $70,518 for the three months ended March 31, 2008. Expenses related to spa products decreased $12,033 in response to lower sales of several product lines. These expense decreases were offset by increased marketing costs of $10,836.

Increased corporate expense accounted for $118,559 of the total increase in net operating expenses, primarily due to an increase of $105,956 in accounting, legal, and consulting fees associated with our registration statement filed with the SEC. We also incurred $4,148 in compensation expense related to stock options issued during the three months ended March 31, 2009. There was no compensation expense for stock options issued during the three months ended March 31, 2008.

Operating Loss.  Operating loss for the three months ended March 31, 2009 was $46,580 compared to operating income of $105,077 for the three months ended March 31, 2008.  This decrease of $151,657 was primarily the result of the combined impact of increased operating expenses discussed above.

Net Interest Expense. Our net interest expense for the three months ended March 31, 2009 was $53,924 compared to $69,577 for the three months ended March 31, 2008.  This decrease of $15,653 was primarily the result of reduced amortization of the debt discount recorded for the subordinated convertible debentures. The decrease in amortization of debt discount was $14,453, from $8,547 for the three months ended March 31, 2009 compared to $23,000 for the three months ended March 31, 2008. We also saw reduced interest expense due to a decrease in our Small Business Administration loan in April 2008. The bank holding our Small Business Administration loan released the restriction on a $250,000 certificate of deposit, which we used to reduce the principal of the loan. This reduced the monthly debt service of the note, thereby reducing interest expense. These decreases were partially offset by increased interest expense recognized on a note payable to a related party. The funds were utilized primarily to pay for expenses related to our SEC registration.

Net Loss Applicable to Common Stock. Our net loss for the three months ended March 31, 2009 was $100,504 compared to net income of $35,500 for the three months ended March 31, 2008.  This decrease of $136,004 is primarily the result of the items discussed above.

Liquidity and Capital Resources

As of March 31, 2009, we had a working capital deficit of $1,849,785, resulting from current liabilities of $2,282,302. For the three months ended March 31, 2009, net cash flow used in operating activities totaled $61,627. Cash used in investing activities totaled $2,699. Cash provided by financing activities totaled $60,741, including $32,774 in debt reductions, which were offset by $93,515 in borrowings from a related party.

Our days in medical accounts receivables were 35 days and 39 days as of March 31, 2009 and December 31, 2008, respectively. All medical spa services and product sales are paid at the point of service by credit cards, debit cards, checks or cash. Accounts receivable related to medical spa services are not material and are not included in this analysis. Medical clinic services provided by Northwest Arkansas Primary Care Physicians are generally submitted for billing to third-party insurance companies or Medicare within 48 hours of the time of service. We have engaged a professional medical billing company to submit the claims to insurers. Most claims are submitted electronically to the insurance companies and Medicare. These claims become accounts receivable at the time they are submitted to the insurance company. The aging of accounts receivable begins at the date of the billing submission. Insurance companies then review the electronic billing and either ask for more/corrected information, deny the particular service or part of a service or pay it (electronically to a bank lock box) or by check mailed. In addition, each insurance company adjusts the billing amount for each specific service to the “insurance allowable rate” as specified in that insurance company’s contract with Northwest Arkansas Primary Care Physicians. The insurance company will also identify any portions of the billing that are to be paid by the insured client (client responsible). These reviews and adjustments are communicated along with payments to us in an Explanation of Benefits.

We calculate days sales outstanding using average daily sales over the previous three months to arrive at an average daily charge amount. Medical clinic accounts receivable as of the end of the period is divided by the average daily charge amount to arrive at days sales outstanding. Below is a calculation of the days sales outstanding as reported above:

	Three Months Ended March 31, 2009	Three Months Ended December 31, 2008

Gross Medical Clinic Revenue (1)	$ 1,146,559	$ 1,174,388
Expense recorded for Contractual adjustment/Bad Debt Allowance	(394,911)	(408,955)
Net Medical Clinic Revenue	$ 751,648	$ 765,433

# of Days in period (2)	90	92

Average Daily Charge (3) = (1) / (2)	$ 12,739	$ 12,765

Medical Clinic Accounts Receivable (4)	$ 451,070	$ 497,303
Other Accounts Receivable	$ 17,048	$ 31,408
	$ 468,118	$ 528,711

Days in medical accounts receivable = (4) / (3)	35	39

We make every effort to collect any anticipated “client responsible” portions of a service bill (such as a co-pay or deductible) at the time of service. Payments by the insurance companies are posted to each client’s account at the time it is received. Client payments are also posted as received. Accounts receivable are then reduced by the amounts of insurance contractual adjustments, insurance payments and client payments. At the time any amounts are determined to be owed by the client; printed bills are sent to the responsible party of the client. During all of these collection processes from the time of the initial billing date to the insurance companies, the accounts are individually and collectively aged. Due to the complexities of medical insurance policies, employer specific policies, and coverage qualifications, some appeals and interactions with insurance companies can result in three to six months of claim reconciliation. If the client does not respond after three mailed billings, then the account is turned over to a collection company that pursues collection from the client. When an account is turned over for collection, it is removed from the accounts receivable and maintained in a bad debt recovery account and fully reserved. If the collection company fails in locating the client or in collecting the account due, then the balance of the account is written off against the allowance. Any amounts due under $5.00 are immediately written off due to the cost of collection exceeding the expected collection recovery.

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

Critical Accounting Policies

Accounts Receivable

Accounts receivable principally represent receivables from customers and third-party payors for medical services provided by clinic physicians, less an allowance for contractual adjustments and doubtful accounts. We utilize a third party billing organization that estimates the collectability of receivables based on industry standards and our collection history.  We recorded contractual adjustments and bad debt expense of approximately $395,000 and $368,000 for the three months ended March 31, 2009 and 2008, respectively. We recorded contractual adjustments of approximately $338,000 and $313,000 for three months ended March 31, 2009 and 2008, respectively.  We recorded bad debt expense of approximately $57,000 and $55,000 for the three months ended March 31, 2009 and 2008, respectively.  Our revenues and receivables are reported at their estimated net realizable amounts and are subject to audit and adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered and are adjusted in the period of settlement.  Actual settlements could have an adverse material effect on our financial position and operations.

Our accounts receivable include amounts that are pending approval from third party payors.  Claims for insured clients are first filed with insurance, at which time the net realizable amount is unknown.  The insurance company processes the claim and calculates the payment made to us.  The following factors are among those considered by the insurance company:  adjustments based on contracted amounts for specific procedures, outstanding deductible for the client, and co-insurance percentages.  Our billing system does not separately track claims that are pending approval.  Our billing system also does not track claims that are denied by a third party payor and ultimately paid by the client.  Thus, the amount of claims classified as insurance receivables that are reclassified to self-pay is not quantifiable.  We calculate allowances for contractual adjustments and bad debts based on total accounts receivable outstanding and our collection experience.

As of March 31, 2009
	60 days or less	61 – 120 days	Greater than 120 days	Total
Medicare	$ 11,967	$ 3,949	$ 3,657	$ 19,573

Third party insurance (1)	196,073	30,308	41,513	267,894
Self pay (2)	39,073	18,997	105,533	163,603
Other	6,782	57	10,209	17,048
Total Accounts Receivable	$ 253,895	$ 53,311	$ 160,912	$ 468,118

	As of December 31, 2008
	60 days or less	61 – 120 days	Greater than 120 days	Total
Medicare	$ 19,173	$ 1,966	$ 2,691	$ 23,830
Third party insurance (1)	224,900	40,113	48,859	313,872
Self pay (2)	31,883	28,891	98,827	159,601
Other	15,873	5,173	10,362	31,408
Total Accounts Receivable	$ 291,829	$ 76,143	$ 160,739	$ 528,711

(1)	Third party insurance represents claims made to insurance companies not classified as Medicare, Medicaid, or other government-backed program.
(2)	Self pay receivables are defined as all amounts due from individuals. The amounts can include amounts due from uninsured clients and co-payments or deductibles.

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

Earnings Per Share

The Company calculates and discloses earnings per share (EPS) in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires dual presentation of Basic and Diluted EPS on the face of the statements of operations and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

In computing Diluted EPS, only potential common shares that are dilutive — those that reduce earnings per share or increase loss per share — are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The “control number” for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there is a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change.  The Company incurred a loss from continuing operations for the three month period ended March 31, 2009. Therefore, basic EPS and diluted EPS are computed in the same manner for that period. Anti dilutive and/or non-exercisable warrants and convertible preferred stock and convertible subordinated debentures represent approximately 16,200,000 and 15,400,000 common shares at March 31, 2009 and 2008, respectively which may become dilutive in future calculations of EPS.

Share-Based Payment

In December 2004, the Financial Accounting Standards Board issued SFAS No.. 123R, Share-Based Payment (SFAS 123R).  SFAS 123R is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  Under paragraph 7 of SFAS 123R, if the fair value of goods or services received in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the equity instruments issued, the fair value of the goods or services received shall be used to measure the transaction. In contrast, if the fair value of the equity instruments issued in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the consideration received, the transaction shall be measured based on the fair value of the equity instruments issued.  We utilized the fair value of the equity instruments issued to nonemployees to value the shares issued.  We recognize the fair value of stock-based compensation awards in general corporate expense in the consolidated statements of operations on a straight-line basis over the vesting period.

In January 2009, the Company entered into a one year agreement with a consulting company for public and investor relations services.  Pursuant to that agreement, the Company will pay the consultant $6,000 per month ($72,000 per year) and issue 348,600 shares of common stock. As of March 31, 2009, the Company has not issued the shares. The shares have been valued at $0.08888 per share and $30,984 has been recorded as an accrued liability on the Company’s balance sheet and as general corporate expense on the Company’s income statement.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 as of January 1, 2009. The adoption of SFAS 161 did not have a material effect on its financial statements and related disclosures.

In April 2009, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (FSP 107-1). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP 107-1 to have a material effect on its financial statements and related disclosures.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4T - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as of March 31, 2009. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLQUEST MEDICAL & WELLNESS
CORPORATION

Date: May 12, 2009	By: /s/ STEVE SWIFT
Steve Swift
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2009	By: /s/ GREG PRIMM
Greg Primm
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)