Form 10-Q
period 2009-06-30
WELLQUEST MEDICAL & WELLNESS CORP
filed 2009-08-14
CIK 1427222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filed,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2009, there were 29,010,167 shares of registrant’s common stock outstanding.

WELLQUEST MEDICAL & WELLNESS CORPORATION

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

Consolidated Balance Sheets

	June 30 2009 (Unaudited)	December 31 2008

Assets
Current assets:
Cash	$59,801	$103,265
Accounts receivable, less allowance of $189,190 and $235,348 at June 30, 2009 and December 31, 2008, respectively	235,342	293,363
Other current assets	57,837	50,737

Total current assets	352,980	447,365

Property and equipment, net	334,681	387,125

Deferred financing costs, net of accumulated amortization of $9,258 and $0 at June 30, 2009 and December 31, 2008, respectively	101,842	—

Total assets	$789,503	$834,490

Liabilities and Stockholders’ Deficit
Current liabilities:
Line of credit	$185,000	$202,494
Accounts payable	209,859	293,312
Accrued liabilities	219,590	207,329
Due to physicians and related parties	526,816	545,823
Note payable to related party	—	349,608
Current maturities of long-term debt	462,276	517,324
Current obligations under capital leases	25,942	23,902
Current maturities of subordinated debentures payable to stockholders, net of unamortized discount of $0 and $17,093 at June 30, 2009 and December 31, 2008, respectively	490,497	523,409

Total current liabilities	2,119,980	2,663,201

Long-term subordinated convertible debenture to a stockholder, less current maturities	443,123	—

Long-term obligations under capital leases, less current portion	105,144	118,646

Total liabilities	2,668,247	2,781,847

Stockholders’ deficit:
Preferred stock - $.01 par value; authorized 2,500,000 shares 75,000 designated as Series A convertible preferred stock; 25,515 and 37,440 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	255	374
Common stock - $.001 par value; authorized 150,000,000 shares; 29,010,167 and 23,716,361 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	29,010	23,716
Additional paid-in capital	1,476,820	1,263,030
Warrants outstanding	177,000	177,000
Accumulated deficit	(3,561,829)	(3,411,477)

	(1,878,744)	(1,947,357)

Total liabilities and stockholders’ deficit	$789,503	$834,490

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Consolidated Statements of Operations

For the three and six months ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net revenue	$940,121	$779,660	$1,870,457	$1,631,206

Operating expenses:
Salaries, wages and benefits	310,449	358,100	615,809	653,044
Rents and facility expenses	71,142	79,334	143,723	154,186
Clinic direct expenses, excluding salaries, wages and benefits	366,766	301,185	717,833	540,325
Spa direct expenses, excluding salaries, wages and benefits	78,916	77,615	156,353	135,465
General corporate expenses	69,620	383,499	211,496	436,127
Depreciation and amortization	29,143	27,242	57,738	54,297

Total operating expenses	926,036	1,226,975	1,902,952	1,973,444

Operating income (loss)	14,085	(447,315)	(32,495)	(342,238)

Interest income (expense):
Interest income	—	530	—	3,232
Interest expense	(63,933)	(67,174)	(117,857)	(139,453)

Net interest expense	(63,933)	(66,644)	(117,857)	(136,221)

Net loss applicable to common stock	$(49,848)	$(513,959)	$(150,352)	$(478,459)

Loss per common share:
Basic and diluted	$(0.002)	$(0.022)	$(0.006)	$(0.021)

Weighted average number of common shares outstanding:
Basic and diluted	25,177,933	23,239,394	24,451,185	23,239,394

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Consolidated Statements of Cash Flows

For the six months ended June 30, 2009 and 2008
(Unaudited)

	2009	2008

Cash Flows from Operating Activities
Net loss	$(150,352)	$(478,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,738	54,297
Amortization of debt discount	17,093	48,294
Amortization of deferred financing costs	9,258	—
Stock based compensation	7,860	—
Change in assets and liabilities:
Accounts receivable, net	58,021	52,194
Other current assets	(7,100)	3,499
Accounts payable and accrued liabilities	(71,192)	671
Due to physicians and related parties	(19,007)	308,722

Net cash used in operating activities	(97,681)	(10,782)

Cash Flows from Investing Activities
Purchases of property and equipment	(5,294)	(5,484)

Cash Flows from Financing Activities
Repayment of long-term borrowings and obligations under capital leases	(66,510)	(67,007)
Repayment of subordinated debentures payable to stockholders	—	(25,000)
Net borrowings (repayments) on line of credit	(17,494)	15,279
Borrowings on subordinated convertible debenture from a stockholder	50,000	—
Borrowings on note payable from a related party	93,515	—
Proceeds from issuance of common stock	—	56,000

Net cash provided by (used in) financing activities	59,511	(20,728)

Net decrease in cash	(43,464)	(36,994)
Cash, beginning of period	103,265	91,711

Cash, end of period	$59,801	$54,717

Non-cash Investing and Financing Activities
Restricted certificate of deposit applied to long-term borrowings	$—	$250,000
Exchange of current note payable to related party for long-term subordinated convertible debenture and common stock	443,123	—
Stock issued to related party in connection with a subordinated convertible debenture	111,100
Conversion of subordinated debentures held by stockholders	100,005	—

	$654,228	$250,000

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$87,114	$139,412

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements June 30, 2009
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

As a result of WellQuest’s evaluation of the effect that the adoption of FIN 46R would have on WellQuest’s results of operations and financial condition, WellQuest determined that NWAPCP qualifies for consolidation, as WellQuest is the primary beneficiary of the operations of the clinic after physician compensation pursuant to the terms of the management agreement. As a result, the operations of the clinic, primarily clinic revenues and expenses, were consolidated into WellQuest for financial statement reporting purposes in accordance with the provisions of FIN 46R. All significant intercompany accounts and transactions have been eliminated.

Management’s Plans

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2009, the Company had a working capital deficit of approximately $1,800,000 and had incurred net losses of approximately $150,000 for the six months ended June 30, 2009. The Company also has an accumulated deficit of approximately $3,600,000. The Company has, in large part, been supported by the proceeds from long-term debt and certain major stockholders. There is no commitment for such stockholders to continue providing financial support to the Company.

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements June 30, 2009
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

WellQuest is seeking to identify potential equity participants in the public equity market in an attempt to generate sufficient additional investment capital to meet working capital needs for expansion and development. Management and major stockholders are currently marketing the Company based on management’s plans which include: expanding the model, which will enable WellQuest to spread its management costs over several centers; fund expansion to a major metropolitan area in the United States; and complete development of the business model. This funding will further allow WellQuest to reduce debt service requirements.

Completion of management’s plans will require the Company to obtain additional debt or equity financing beyond those resources currently available to the Company. There is no assurance the Company will be successful in securing resources to fund current obligations as they become due in 2009 or to support the Company until such time, if ever, that the Company is able to consistently generate income from operations.

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

The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. It is suggested that the December 31, 2008 financial information contained in the Company’s Form 10-K be read in conjunction with the financial statements and notes thereto.

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

Net revenue of the Company is comprised of net clinic revenue and revenue derived from the sales of spa services and related products. Net clinic revenue is recognized at the time of service and is recorded at established rates reduced by provisions for doubtful accounts and contractual adjustments. Contractual adjustments arise as a result of the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between charges at established rates and estimated

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements June 30, 2009
(Unaudited)

recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the year final settlements are determined.

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

Deferred Financing Costs

Deferred financing costs were incurred in association with the issuance of debt to a related party and stockholder. As part of the issuance of a $443,123 subordinated debenture (Note 9), the Company issued 1,250,000 shares of common stock to the holder of the debenture. The shares were issued during the second quarter of 2009 and were valued at $111,100. These costs are being amortized over the life of the debt utilizing the effective interest method. Amortization expense of $9,258 and $0 were recorded during the six months ended June 30, 2009 and 2008, respectively, and was recorded in interest expense.

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

In computing Diluted EPS, only potential common shares that are dilutive — those that reduce earnings per share or increase loss per share — are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The “control number” for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there is a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. The Company incurred a loss from continuing operations for the three and six month periods ended June 30, 2009 and 2008. Therefore, basic EPS and diluted EPS are computed in the same manner for that period. Anti dilutive and/or non-exercisable warrants and convertible preferred stock and convertible subordinated debentures represent approximately 17,700,000 and 15,200,000 common shares at June 30, 2009 and 2008, respectively which may become dilutive in future calculations of EPS.

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

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements June 30, 2009
(Unaudited)

In January 2009, the Company entered into a one year agreement with a consulting company for public and investor relations services. Pursuant to the original agreement, the Company agreed to pay the consultant $6,000 per month ($72,000 per year) and issue 348,600 shares of common stock. As of June 30, 2009, the Company has not issued the shares. Subsequent to June 30, 2009, the Company exercised the termination clause in the contract and the consultant agreed to reduce the number of shares of stock to 261,450. The shares have been valued at $0.08888 and $23,238 has been recorded as an accrued liability on the Company’s balance sheet and as general corporate expense on the Company’s income statement for the anticipated issuance of the shares.

Reclassifications

Certain reclassifications have been made to prior period’s financial statements to conform to the current year presentation. These reclassifications had no effect on the Company’s net income.

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

Corporate assets detailed below are primarily comprised of property and equipment, corporate cash, accounts receivable and other corporate assets. Summarized financial information concerning the Company’s reportable operating segments is shown in the following tables as of June 30, 2009 and 2008:

	For the Six Months Ended June 30, 2009

	Medical Clinic ○	Medical Spa	Unallocated Corporate	Consolidated

Net revenue	$1,522,085	$345,872	$2,500	$1,870,457
Operating expenses	1,204,467	395,940	302,545	1,902,952

Income (loss) from operations	317,618	(50,068)	(300,045)	(32,495)
Interest expense	—	—	117,857	117,857

Net income (loss)	$317,618	$(50,068)	$(417,902)	$(150,352)

Total assets	$389,692	$193,685	$206,126	$789,503

	For the Six Months Ended June 30, 2008

	Medical Clinic	Medical Spa	Unallocated Corporate	Consolidated

Net revenue	$1,279,766	$351,440	$—	$1,631,206
Operating expenses	1,019,491	481,971	471,982	1,973,444

Income (loss) from operations	260,275	(130,531)	(471,982)	(342,238)
Interest income	—	—	3,232	3,232
Interest expense	—	—	139,453	139,453

Net income (loss)	$260,275	$(130,531)	$(608,203)	$(478,459)

Total assets	$452,446	$272,980	$114,957	$840,383

The financial information for the Medical Clinic presented above represents the revenue and direct operating expenses of NWAPCP after elimination of intercompany expenses charged to NWAPCP by WellQuest of Arkansas. Intercompany expenses

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements June 30, 2009
(Unaudited)

that have been eliminated include the following: a management fee paid by NWAPCP to WellQuest of Arkansas ($114,156 and $95,744 for the six-month period ended June 30, 2009 and 2008, respectively), lease expense paid by NWAPCP to WellQuest of Arkansas ($20,499 and $27,111 for the six-month period ended June 30, 2009 and 2008, respectively), and interest expense paid by NWAPCP to WellQuest of Arkansas ($6,859 and $23,551 for the six-month period ended June 30, 2009 and 2008, respectively).

	For the Three Months Ended June 30, 2009

	Medical Clinic	Medical Spa	Unallocated Corporate	Consolidated

Net revenue	$770,437	$169,684	$—	$940,121
Operating expenses	614,340	196,830	114,866	926,036

Income (loss) from operations	156,097	(27,146)	(114,866)	14,085
Interest expense	—	—	63,933	63,933

Net income (loss)	$156,097	$(27,146)	$(178,799)	$(49,848)

Total assets	$389,692	$193,685	$206,126	$789,503

	For the Three Months Ended June 30, 2008

	Medical Clinic	Medical Spa	Unallocated Corporate	Consolidated

Net revenue	$586,219	$193,441	$—	$779,660
Operating expenses	561,877	262,236	402,862	1,226,975

Income (loss) from operations	24,342	(68,795)	(402,862)	(447,315)
Interest income	—	—	530	530
Interest expense	—	—	67,174	67,174

Net income (loss)	$24,342	$(68,795)	$(469,506)	$(513,959)

Total assets	$452,446	$272,980	$114,957	$840,383

The financial information for the Medical Clinic presented above represents the revenue and direct operating expenses of NWAPCP after elimination of intercompany expenses charged to NWAPCP by WellQuest of Arkansas. Intercompany expenses that have been eliminated include the following: a management fee paid by NWAPCP to WellQuest of Arkansas ($57,783 and $43,732 for the three-month period ended June 30, 2009 and 2008, respectively), lease expense paid by NWAPCP to WellQuest of Arkansas ($10,250 and $12,632 for the three-month period ended June 30, 2009 and 2008, respectively), and interest expense paid by NWAPCP to WellQuest of Arkansas ($2,410 and $8,791 for the three-month period ended June 30, 2009 and 2008, respectively).

5. Common and Preferred Stock

Between January 2008 and February 2008, the Company sold an aggregate of 630,000 shares of common stock to four investors for aggregate gross proceeds of $56,000. These shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

In July 2008, the Company sold an aggregate of 111,111 shares of common stock to an investor for aggregate gross proceeds of $10,000. These shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

Between April 2009 and June 2009, four holders of 11,925 shares of the Company’s preferred stock elected to convert the shares to 2,981,250 shares of the Company’s common stock.

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements June 30, 2009
(Unaudited)

Between May 2009 and June 2009, three holders of $100,000 of convertible subordinated debentures elected to convert the debt to 1,062,556 shares of common stock according to the terms of the debenture agreements.

6. Income Taxes

The Company had no current income tax provision for the quarter ended June 30, 2009 due to approximately $3.1 million in net operating loss carryforwards incurred since inception. The effective income tax rate for the quarter ended June 30, 2009 differs from the U.S. federal statutory rate of 34% due to the change in the valuation allowance.

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

On August 4, 2008, the Company granted stock options for 500,000 shares of stock at an exercise price of $0.08888 per share. The options are subject to a vesting schedule as follows: 166,667 options on August 4, 2008; 166,667 options on August 4, 2009; and 166,666 options on August 4, 2010. The options have a termination date of August 3, 2018. Compensation expense was calculated at approximately $29,000, which will be recognized over the vesting period. The amount expensed for the six months ended June 30, 2009 related to these options was approximately $4,800. The Company has reserved 500,000 shares of common stock for the exercise of these options.

On December 9, 2008, we granted stock options for 300,000 shares of stock at an exercise price of $0.08888 per share. The options are subject to a vesting schedule as follows: 100,000 options on April 14, 2011; 100,000 options on April 14, 2012; and 100,000 options on April 14, 2013. The options have a termination date of April 14, 2015. Compensation expense was calculated at approximately $23,000, which will be recognized over the vesting period. The amount expensed for the six months ended June 30, 2009 related to these options was approximately $3,000. The Company has reserved 300,000 shares of common stock for the exercise of these options.

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

In April 2009, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (FSP 107-1). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP 107-1 as of April 1, 2009. The disclosures related to FSP 107-1 are included in Note 10.

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements June 30, 2009
(Unaudited)

In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 became effective for interim or annual reporting periods ending after June 15, 2009. The Company adopted SFAS 165 as of April 1, 2009. The disclosures required by SFAS 165 are included in Note 11.

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). This Statement amends Interpretation 46(R) to require an entity to perform a qualitative analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity (VIE). This analysis identifies the primary beneficiary of a VIE as the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE. SFAS 167 amends Interpretation 46(R) to replace the quantitative-based risks and rewards approach previously required for determining the primary beneficiary of a VIE. SFAS 167 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. We will assess the application of this Statement on our Consolidated Financial Statements.

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

9. Subordinated Convertible Debentures Payable to Stockholders

In 2007 and 2006, the Company issued convertible debentures with detachable warrants to certain stockholders. These debentures bear interest at the fixed rate of 10% per annum, and shall be paid in arrears on a quarterly basis. These debentures matured on June 30, 2009, at which time the unpaid principal balance was due and payable. Subsequent to June 30, 2009, the holders of the debentures extended the maturity dates to either September 30, 2009 or December 31, 2009. The rights of the holders under these debentures to collect the amounts due are subordinated to the rights of the banks owed as identified under Long-Term Debt. These debentures are convertible in full into shares of the Company’s series A convertible preferred stock at the option of the holder at any time after the date of issuance. No partial conversions of the debentures are allowed. The conversion price is $22.22 per share, subject to adjustment pursuant to the terms of the debenture agreement. Between May 2009 and June 2009, three holders of $100,000 of these convertible subordinated debentures elected to convert the debt to 1,062,556 shares of common stock according to the terms of the debenture agreements.

During the second quarter of 2009, the Company entered into an agreement with a stockholder and related party whereby the related party agreed to exchange $443,123.28 of outstanding debt owed by the Company to the related party for a convertible debenture in the principal face amount of the outstanding debt. The outstanding debt was bridge financing provided to the Company from time to time that was payable on demand. In connection with the Agreement, the Company issued 1,250,000 shares of common stock to the related party. The Agreement was made effective as of April 1, 2009. The Debenture will be due and payable April 1, 2012, and accrues interest at the rate of 10% per annum. The Debenture will be convertible into shares of common stock of the Company at a conversion price of $0.08888 per share. The shares have been valued at $0.08888 per share and the cost has been recorded as deferred financing costs and will be amortized over the life of the associated debenture.

10. Fair Value Measurements

The Company accounts for assets and liabilities which are required to be measured at fair value in accordance with SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value and related disclosures. SFAS 157 has the following key elements:

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements June 30, 2009
(Unaudited)

•	Defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

•	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;

•	Requires consideration of the Company’s creditworthiness when valuing liabilities; and

•	Expands disclosures about instruments measured at fair value.

The valuation hierarchy considers the transparency of inputs used to value assets and liabilities as of the measurement date. The less transparent or observable the inputs used to value assets and liabilities, the lower the classification of the assets and liabilities in the valuation hierarchy. A financial instrument’s classification within the valuation hierarchy is based on the lowest level of input that is significant to its fair value measurement. The three levels of the valuation hierarchy and the classification of the Company’s financial assets and liabilities within the hierarchy are as follows:

Level 1—Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities. The Company doesn’t currently hold any assets or liabilities that are considered Level 1 according to the hierarchy described in SFAS 157.

Level 2—Inputs to the valuation methodology include:

•	quoted prices in active markets for similar (not identical) assets or liabilities;

•	quoted prices for identical or similar assets in markets with insufficient volume or infrequent transactions (less active markets);

•	inputs other than quoted prices that are observable for the asset or liability (for example, interest rates or yield curves); and

•

model-driven valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company doesn’t currently hold any assets or liabilities that are considered Level 2 according to the hierarchy described in SFAS 157.

Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Inputs reflect the use of significant management judgment. These values are determined using financial models for which the assumptions utilize estimates of market participant assumptions. Level 3 liabilities include the Company’s long-term subordinated debenture issued to a stockholder. In considering the fair value of these debentures, the Company calculated fair value using a three-year maturity date of April 1, 2012 and a discount rate of 12%.

The Company considers the following to be financial instruments: cash, accounts receivable, accounts payable, debt and subordinated debentures. The estimated fair value of such instruments at June 30, 2009 approximates their carrying value as reported on the Company’s consolidated balance sheet except as disclosed in the following table.

	Fair Value Measurements at June 30, 2009 Using Inputs Considered as

	Level 1	Level 2	Level 3

Long term subordinated debenture issued to a stockholder	$—	$—	420,377

The table below provides a roll-forward of the Company’s Level 3 obligation which is measured at fair value on a recurring basis:

Financial Assets Using Significant Unobservable Inputs (Level 3)

Long-term subordinated debentures to stockholders

Balance at December 31, 2008	$—

Purchases, sales, issuances, and settlements (net)	420,337
Balance at June 30, 2009	$420,377

WELLQUEST MEDICAL & WELLNESS CORPORATION
(formerly HQHealthQuest Medical & Wellness Centers, Ltd.)

Notes to Consolidated Financial Statements June 30, 2009
(Unaudited)

11. Subsequent Events

The Company has evaluated events subsequent to the balance sheet date (June 30, 2009) through August 14, 2009, the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

          Net Revenues. We had net revenues for the three months ended June 30, 2009 of $940,121 compared to the three months ended June 30, 2008 of $779,660. This increase of $160,461 is primarily the result of the increase in medical service revenues of $184,218 due to continued increases in medical client visits. Medical client visits increased from 6,435 for the three months ended June 30, 2008, to 8,384 for the three months ended June 30, 2009, an increase of 30%. The increase in medical clinic visits is attributed to continued success in attracting new medical clients and keeping established clients. Established client visits were 6,751 for the three months ended June 30, 2009 compared to 5,037 for the three months ended June 30, 2008, an increase of 34%. New client visits accounted for 1,633 visits for the three months ended June 30, 2009, compared to 1,398 visits for the three months ended June 30, 2008, an increase of 17%. In addition, medical spa revenues were down 12% ($23,757) from $169,684 for the three months ended June 30, 2009, compared to $193,441 for the three months ended June 30, 2008. The decrease in medical spa revenues was primarily due to lower revenue ($18,907) from injectables such as Botox, Juvederm, Radiesse, and Sculptra. The decrease was caused by the turnover of our primary injection nurse position in the fourth quarter of 2008.

          Net Operating Expenses. Operating expenses for the three months ended June 30, 2009, were $926,036 compared to the three months ended June 30, 2008, which were $1,226,975. This decrease of $300,939 was the result of a decrease of $287,996 in corporate expenses related to reduced legal, accounting, and consulting costs. Medical spa expenses decreased $65,406 as a result of a decrease in administrative staffing as well as the transition of several full-time service provider positions to part-time. These decreases were offset by an increase of $52,463 in medical clinic operating expenses related to increased service revenues.

          Corporate expenses decreased $287,996, primarily due to a decrease of $177,982 in accounting, legal, and consulting fees associated with our registration statement filed with the SEC. The majority of the accounting and legal expense for the SEC registration was recognized during the first and second quarters of 2008. Corporate consulting costs also decreased $107,565 based on 2008 consulting agreements for a total of $108,965 related to the medical spa and an exploration of expansion possibilities. We incurred only $1,400 in consulting costs for the three months ended June 30, 2009.

          Medical spa expenses decreased as a result of a reduction in administrative staffing as well as the transition of several full-time service provider positions to part-time status. Staffing costs for the medical spa decreased $44,914 from $113,594 for the three months ended June 30, 2009 compared to $68,680 for the three months ended June 30, 2008. Expenses related to spa products decreased $20,507 in response to lower sales of several product lines.

          Medical clinic operating expenses increased to support higher service revenues. Medical provider labor costs increased $114,733 as a result of adding a full-time physician in March 2009 as well as a full-time physician’s assistant in July 2008, and several part time physician’s assistants and advance nurse practitioners throughout the fourth quarter of 2008 and first quarter of 2009. This increase was partially offset by a $10,440 reduction in marketing costs, $10,000 reduction in physician recruitment costs, as well as $10,709 reduction in administrative staffing.

          Operating Income (Loss). Operating income for the three months ended June 30, 2009 was $14,085 compared to an operating loss of $447,315 for the three months ended June 30, 2008. This increase of $461,400 was primarily the result of the combined impact of increased revenue and decreased operating expenses discussed above.

          Net Interest Expense. Our net interest expense for the three months ended June 30, 2009 was $63,933 compared to $66,644 for the three months ended June 30, 2008.

          Net Loss Applicable to Common Stock. Net loss for the three months ended June 30, 2009 was $49,848 compared to a net loss of $513,959 for the three months ended June 30, 2008. This decrease of $464,111 is primarily the result of the items discussed above.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

          Net Revenues. We had net revenues for the six months ended June 30, 2009, of $1,870,457 compared to the six months ended June 30, 2008, which was $1,631,206. This increase of $239,251 is primarily the result of the increase in medical service revenues of $242,319 due to continued increases in medical client visits. Medical client visits increased from 13,876 for the six months ended June 30, 2008, to 16,550 for the six months ended June 30, 2009, an increase of 19%. The increase in medical clinic visits is attributed to continued success in attracting new medical clients and keeping established clients. Established client visits were 13,195 for the six months ended June 30, 2009 compared to 10,429 for the six months ended June 30, 2008, an increase of 27%. New client visits accounted for 3,355 visits for the six months ended June 30, 2009, compared to 3,447 visits for the six months ended June 30, 2008, a decrease of 3%.

          Net Operating Expenses. Operating expenses for the six months ended June 30, 2009 were $1,902,952 compared to the six months ended June 30, 2008, which were $1,973,444. This decrease of $70,492 was the result of an increase of $184,976 in medical clinic operating expenses related to increased service revenues and staffing costs to improve client service. Medical spa operating expenses decreased $86,031 due to decreases in administrative staffing as well as the transition of several full-time service provider positions to part-time status. Decreased corporate expenses accounted for the remaining $169,437 decrease, due to reduced costs from our registration statement filed with the SEC and a reduction in various consulting costs.

          Medical clinic operating expenses increased to support higher service revenues and staffing costs to improve client service. Physician compensation increased $110,049 and medical staff payroll increased $39,277 for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. Supplies expense ($30,169) and laboratory service expenses ($20,998) also increased in response to our higher medical clinic revenue during the same reporting period.

          Medical spa expenses decreased as a result of a reduction in administrative staffing as well as the transition of several full-time service provider positions to part-time status. Staffing costs for the medical spa decreased $45,553 from $136,198 for the six months ended June 30, 2009, compared to $181,751 for the six months ended June 30, 2008. Expenses related to spa products decreased $32,058 in response to lower sales of several product lines.

          Corporate expenses decreased $169,437, primarily due to a decrease of $72,026 in accounting, legal, and consulting fees associated with our registration statement filed with the SEC. The majority of the accounting and legal expense for the SEC registration was recognized during the six months ended June 30, 2008. Corporate consulting costs also decreased $107,565 based on 2008 consulting agreements for a total of $108,965 related to the medical spa and an exploration of expansion possibilities. We incurred only $1,400 in consulting costs for the six months ended June 30, 2009.

          Operating Loss. The operating losses for the six months ended June 30, 2009 and 2008 were $32,495 and $342,238, respectively. This decrease of $309,743 was primarily the result of the combined impact of increased revenue and decreased operating expenses discussed above.

          Net Interest Expense. Our net interest expense for the six months ended June 30, 2009 was $117,857 compared to $136,221 for the six months ended June 30, 2008. This decrease of $18,364 was primarily the result of reduced amortization of the debt discount recorded for the subordinated convertible debentures. The decrease in amortization of debt discount was $31,201, from $17,093 for the six months ended June 30, 2009 compared to $48,294 for the six months ended June 30, 2008. We also saw reduced interest expense due to a decrease in our Small Business Administration loan in April 2008. The bank holding our Small Business Administration loan released the restriction on a $250,000 certificate of deposit, which we used to reduce the principal of the loan. This reduced the monthly debt service of the note, thereby reducing interest expense. These decreases were partially offset by increased interest expense recognized on a note payable to a related party. The funds were utilized primarily to pay for expenses related to our SEC registration statement.

          Net Loss Applicable to Common Stock. Net loss for the six months ended June 30, 2009 was $150,352 compared to $478,459 for the six months ended June 30, 2008. This decrease of $328,107 is primarily the result of the items discussed above.

Liquidity and Capital Resources

          As of June 30, 2009, we had a working capital deficit of $1,767,000, resulting from current liabilities of $2,119,980. For the six months ended June 30, 2009, net cash flow used in operating activities totaled $97,681. Cash used in investing activities totaled $5,294. Cash provided by financing activities totaled $59,511; including $84,004 in debt reductions, which were offset by $143,515 in borrowings from stockholders.

          Our days in medical accounts receivables were 31 days and 39 days as of June 30, 2009 and December 31, 2008, respectively. All medical spa services and product sales are paid at the point of service by credit cards, debit cards, checks or cash. Accounts receivable related to medical spa services are not material and are not included in this analysis. Medical clinic services provided by Northwest Arkansas Primary Care Physicians are generally submitted for billing to third-party insurance companies or Medicare within 48 hours of the time of service. We have engaged a professional medical billing company to submit the claims to insurers. Most claims are submitted electronically to the insurance companies and Medicare. These claims become accounts receivable at the time they are submitted to the insurance company. The aging of accounts receivable begins at the date of the billing submission. Insurance companies then review the electronic billing and either ask for more/corrected information, deny the particular service or part of a service or pay it (electronically to a bank lock box) or by check mailed. In addition, each insurance company adjusts the billing amount for each specific service to the “insurance allowable rate” as specified in that insurance company’s contract with Northwest Arkansas Primary Care Physicians. The insurance company will also identify any portions of the billing that are to be paid by the insured client (client responsible). These reviews and adjustments are communicated along with payments to us in an Explanation of Benefits.

          We calculate days sales outstanding using average daily sales over the previous three months to arrive at an average daily charge amount. Medical clinic accounts receivable as of the end of the period is divided by the average daily charge amount to arrive at days sales outstanding. Below is a calculation of the days sales outstanding as reported above:

	Three Months	Three Months
	Ended	Ended
	June 30,	December 31,

	2009	2008

Gross Medical Clinic Revenue (1)	$1,177,537	$1,174,388
Expense recorded for Contractual adjustment/Bad Debt Allowance	(407,100)	(408,955)

Net Medical Clinic Revenue	$770,437	$765,433

# of Days in period (2)	91	92

Average Daily Charge (3) = (1) / (2)	$12,940	$12,765

Medical Clinic Accounts Receivable (4)	$405,497	$497,303
Other Accounts Receivable	$19,035	$31,408

	$424,532	$528,711

Days in medical accounts receivable = (4) / (3)	31	39

          We make every effort to collect any anticipated “client responsible” portions of a service bill (such as a co-pay or deductible) at the time of service. Payments by the insurance companies are posted to each client’s account at the time it is received. Client payments are also posted as received. Accounts receivable are then reduced by the amounts of insurance contractual adjustments, insurance payments and client payments. At the time any amounts are determined to be owed by the client; printed bills are sent to the responsible party of the client. During all of these collection processes from the time of the initial billing date to the insurance companies, the accounts are individually and collectively aged. Due to the complexities of medical insurance policies, employer specific policies, and coverage qualifications, some appeals and interactions with insurance companies can result in three to six months of claim reconciliation. If the client does not respond after three mailed billings, then the account is turned over to a collection company that pursues collection from the client. When an account is turned over for collection, it is removed from the accounts receivable and maintained in a bad debt recovery account and reserved at its estimated realizable value. If the collection company fails in locating the client or in collecting the account due, then the balance of the account is written off against the allowance. Any amounts due under $5.00 are immediately written off due to the cost of collection exceeding the expected collection recovery.

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

          By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits for the remainder of 2009. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Critical Accounting Policies

Accounts Receivable

          Accounts receivable principally represent receivables from customers and third-party payors for medical services provided by clinic physicians, less an allowance for contractual adjustments and doubtful accounts. We utilize a third party billing organization that estimates the collectability of receivables based on industry standards and our collection history. We recorded contractual adjustments and bad debt expense of approximately $802,000 and $682,000 for the six months ended June 30, 2009 and 2008, respectively. We recorded contractual adjustments and bad debt expense of approximately $407,000 and $314,000 for the three months ended June 30, 2009 and 2008, respectively. Our revenues and receivables are reported at their estimated net realizable amounts and are subject to audit and adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered and are adjusted in the period of settlement. Actual settlements could have an adverse material effect on our financial position and operations.

          Our accounts receivable include amounts that are pending approval from third party payors. Claims for insured clients are first filed with insurance, at which time the net realizable amount is unknown. The insurance company processes the claim and calculates the payment made to us. The following factors are among those considered by the insurance company: adjustments based on contracted amounts for specific procedures, outstanding deductible for the client, and co-insurance percentages. Our billing system does not separately track claims that are pending approval. Our billing system also does not track claims that are denied by a third party payor and ultimately paid by the client. Thus, the amount of claims classified as insurance receivables that are reclassified to self-pay is not quantifiable. We calculate allowances for contractual adjustments and bad debts based on total accounts receivable outstanding.

	As of June 30, 2009

	60 days or less	61 – 120 days	Greater than 120 days	Total

Medicare/Medicaid	$19,513	$3,699	$4,157	$27,369
Third party insurance (1)	168,269	25,796	33,287	227,353
Self pay (2)	19,809	21,523	109,444	150,776
Other	8,208	405	10,423	19,035

Total Accounts Receivable	$215,799	$51,423	$157,311	$424,532

	As of December 31, 2008

	60 days or less	61 – 120 days	Greater than 120 days	Total

Medicare/Medicaid	$19,173	$1,966	$2,691	$23,830
Third party insurance (1)	224,900	40,113	48,859	313,872
Self pay (2)	31,883	28,891	98,827	159,601
Other	15,873	5,173	10,362	31,408

Total Accounts Receivable	$291,829	$76,143	$160,739	$528,711

(1)	Third party insurance represents claims made to insurance companies not classified as Medicare, Medicaid, or other government-backed program.

(2)	Self pay receivables are defined as all amounts due from individuals. The amounts can include amounts due from uninsured clients and co-payments or deductibles.

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

          Our net revenue is comprised of net clinic revenue and revenue derived from the sales of spa services and related products. Net clinic revenue is recognized at the time of service and is recorded at established rates reduced by provisions for doubtful accounts and contractual adjustments. Contractual adjustments arise as a result of the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized in the year they are determined.

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

          In computing Diluted EPS, only potential common shares that are dilutive — those that reduce earnings per share or increase loss per share — are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The “control number” for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there is a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. We incurred a loss from continuing operations for the three and six month periods ended June 30, 2009 and 2008. Therefore, basic EPS and diluted EPS are computed in the same manner for that period. Anti dilutive and/or non-exercisable warrants and convertible preferred stock and convertible subordinated debentures represent approximately 17,700,000 and 15,200,000 common shares at June 30, 2009 and 2008, respectively, which may become dilutive in future calculations of EPS.

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

          In January 2009, we entered into a one year agreement with a consulting company for public and investor relations services. Pursuant to the original agreement, we agreed to pay the consultant $6,000 per month ($72,000 per year) and issue 348,600 shares of common stock. As of June 30, 2009, we had not issued the shares. Subsequent to June 30, 2009, we exercised the termination clause in the contract and the consultant agreed to reduce the number of shares of stock to 261,450. The shares have been valued at $0.08888 and $23,238 has been recorded as an accrued liability on our balance sheet and as general corporate expense on our income statement for the issuance of the shares.

          In April 2009, we agreed to issue 1,250,000 shares of common stock to a related party and stockholder as part of the issuance of a $443,123 subordinated convertible debenture. The shares have been valued at $0.08888 per share and the cost has been recorded as deferred debt financing costs and will be amortized over the life of the associated debenture.

Recent Accounting Pronouncements

          In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS 161 as of January 1, 2009. The adoption of SFAS 161 did not have a material effect on our financial statements and related disclosures.

          In April 2009, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (FSP 107-1). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. We adopted FSP 107-1 as of April 1, 2009. The disclosures related to FSP 107-1 are included in Note 11.

          In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 became effective for interim or annual reporting periods ending after June 15, 2009. We adopted SFAS 165 as of April 1, 2009. The disclosures required by SFAS 165 are included in Note 12.

          In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). This Statement amends Interpretation 46(R) to require an entity to perform a qualitative analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity (VIE). This analysis identifies the primary beneficiary of a VIE as the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE. SFAS 167 amends Interpretation 46(R) to replace the quantitative-based risks and rewards approach previously required for determining the primary beneficiary of a VIE. SFAS 167 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. We will assess the application of this Statement on our Consolidated Financial Statements.

          In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to have a material effect on our financial statements and related disclosures.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4T - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as of June 30, 2009. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

          Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          Between April 2009 and June 2009, we issued 2,981,250 shares of our common stock to four investors upon the conversion of 11,925 shares of preferred stock.

          Between May 2009 and June 2009, we issued 1,062,556 shares of our common stock to three investors upon the conversion of $100,000 of convertible subordinated debentures.

          Effective April 1, 2009, we issued a $443,123 subordinated convertible debenture to Regent Private Capital, LLC, which is owned by Lawrence Field, one of our Directors. The debenture was issued for the retirement of $443,123 that Regent had loaned to us from time to time. The debenture accrues interest at the rate of 10% per annum, is due on April 1, 2012 and is convertible into shares of our common stock at a conversion price of $0.08888 per share.

          In June 2009, we issued 1,250,000 shares of common stock to Regent Private Capital, LLC in connection with the issuance of the subordinated convertible debenture.

          Item 3. Defaults Upon Senior Securities.

          None.

          Item 4. Submission of Matters to a Vote of Security Holders.

          None.

          Item 5. Other Information.

          None.

          Item 6. Exhibits

10.01	Letter Agreement, dated as of May 11, 2009, by and between WellQuest Medical & Wellness Corporation and Regent Private Capital, LLC.

10.02	Form of Subordinated Convertible Debenture, issued as of April 1, 2009, issued to Regent Private Capital, LLC.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLQUEST MEDICAL & WELLNESS
CORPORATION

Date: August 14, 2009	By:	/s/ STEVE SWIFT

Steve Swift
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2009	By:	/s/ GREG PRIMM

Greg Primm
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)