Form 10-Q
period 2009-09-30
WELLQUEST MEDICAL & WELLNESS CORP
filed 2009-11-13
CIK 1427222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   □ Yes  □ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filed,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of November 12, 2009, there were 29,010,167 shares of registrant’s common stock outstanding.

WELLQUEST MEDICAL & WELLNESS CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Consolidated balance sheets at September 30, 2009 (unaudited) and December 31, 2008	3

		Consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 (unaudited)	4

		Consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 (unaudited)	5

		Notes to unaudited consolidated financial statements	6 – 12

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	ITEM 4T.	Controls and Procedures	21

PART II.	OTHER INFORMATION

	ITEM 1	Legal proceedings	22
	ITEM 1A	Risk factors	22
	ITEM 2	Unregistered sales of equity securities and use of proceeds	22
	ITEM 3	Defaults upon senior securities	22
	ITEM 4	Submission of matters to a vote of security holders	22
	ITEM 5	Other information	22
	ITEM 6	Exhibits	22

	SIGNATURES		23

WELLQUEST MEDICAL & WELLNESS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1.   Financial Statements

Consolidated Balance Sheets
	September 30 2009	December 31 2008
	(Unaudited)
Assets
Current assets:
Cash	$51,289	$103,265
Accounts receivable, less allowance of $196,868 and $235,348 at September 30, 2009 and December 31, 2008, respectively	262,535	293,363
Other current assets	48,650	50,737

Total current assets	362,474	447,365

Property and equipment, net	307,085	387,125

Deferred financing costs, net of accumulated amortization of $18,517 and $0 at September 30, 2009 and December 31, 2008, respectively	92,583	-

Total assets	$762,142	$834,490

Liabilities and Stockholders' Deficit
Current liabilities:
Line of credit	$167,500	$202,494
Accounts payable	224,568	293,312
Accrued liabilities	192,165	207,329
Due to physicians and related parties	565,195	545,823
Note payable to related party	40,000	349,608
Current maturities of long-term debt	436,457	517,324
Current obligations under capital leases	27,026	23,902
Current maturities of subordinated debentures payable to stockholders, net of unamortized discount of $0 and $17,093 at September 30, 2009 and December 31, 2008, respectively	490,497	523,409

Total current liabilities	2,143,408	2,663,201

Long-term subordinated convertible debenture to a stockholder, less current maturities	443,123	-

Long-term obligations under capital leases, less current portion	97,968	118,646

Total liabilities	2,684,499	2,781,847

Stockholders' deficit:
Preferred stock - $.01 par value; authorized 2,500,000 shares 75,000 designated as Series A convertible preferred stock; 25,515 and 37,440 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	255	374
Common stock - $.001 par value; authorized 150,000,000 shares; 29,010,167 and 23,716,361 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	29,010	23,716
Additional paid-in capital	1,480,530	1,263,030
Warrants outstanding	177,000	177,000
Accumulated deficit	(3,609,152)	(3,411,477)
Total stockholders’ deficit	(1,922,357)	(1,947,357)

Total liabilities and stockholders' deficit	$762,142	$834,490

WELLQUEST MEDICAL & WELLNESS CORPORATION

Consolidated Statements of Operations

For the three and nine months ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net revenue	$944,123	$775,991	$2,814,580	$2,407,197

Operating expenses:
Salaries, wages and benefits	315,990	320,632	931,799	973,676
Rents and facility expenses	71,806	60,367	215,529	214,553
Clinic direct expenses, excluding salaries, wages and benefits	366,344	263,896	1,084,177	804,221
Spa direct expenses, excluding salaries, wages and benefits	70,753	93,944	227,106	229,409
General corporate expenses	84,082	87,736	295,578	523,863
Depreciation and amortization	28,777	27,157	86,515	81,454

Total operating expenses	937,752	853,732	2,840,704	2,827,176

Operating income (loss)	6,371	(77,741)	(26,124)	(419,979)

Interest income (expense):
Interest income	-	-	-	3,232
Interest expense	(53,694)	(79,903)	(171,551)	(219,356)

Net interest expense	(53,694)	(79,903)	(171,551)	(216,124)

Net loss applicable to common stock	$(47,323)	$(157,644)	$(197,675)	$(636,103)

Loss per common share:
Basic and diluted	$(0.002)	$(0.007)	$(0.008)	$(0.027)

Weighted average number of common shares outstanding:
Basic and diluted	29,010,167	23,698,245	26,126,007	23,538,653

WELLQUEST MEDICAL & WELLNESS CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2009 and 2008
(Unaudited)

	2009	2008

Cash Flows from Operating Activities
Net loss	$(197,675)	$(636,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,515	81,454
Amortization of debt discount	17,093	71,602
Amortization of deferred financing costs	18,517	-
Stock based compensation	11,571	11,604
Change in assets and liabilities:
Accounts receivable, net	30,828	106,071
Other current assets	2,087	(29,088)
Accounts payable and accrued liabilities	(83,908)	(38,455)
Due to physicians and related parties	19,372	82,452

Net cash used in operating activities	(95,600)	(350,463)

Cash Flows from Investing Activities
Purchases of property and equipment	(6,476)	(5,488)

Cash Flows from Financing Activities
Repayment of long-term borrowings and obligations under capital leases	(98,421)	(94,750)
Repayment of subordinated debentures payable to stockholders	-	(25,000)
Net borrowings (repayments) on line of credit	(34,994)	12,792
Borrowings on subordinated convertible debenture from a stockholder	50,000	-
Borrowings on note payable from a related party	133,515	337,986
Proceeds from issuance of common stock	-	66,000

Net cash provided by financing activities	50,100	297,028

Net decrease in cash	(51,976)	(58,923)
Cash, beginning of period	103,265	91,711

Cash, end of period	$51,289	$32,788

Non-cash Investing and Financing Activities
Restricted certificate of deposit applied to long-term borrowings	$-	$250,000
Exchange of current note payable to related party for long-term subordinated convertible debenture and common stock	443,123	-
Stock issued to related party in connection with a subordinated convertible debenture	111,100	-
Conversion of subordinated debentures held by stockholders	100,005	-

	$654,228	$250,000

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$111,544	$203,121

WELLQUEST MEDICAL & WELLNESS CORPORATION

Notes to Consolidated Financial Statements September 30, 2009
(Unaudited)

1.  Organization and Business Description and Management’s Plans

WellQuest Medical & Wellness Corporation (“WellQuest”) was incorporated in the state of Oklahoma in November 2004 under the name HQHealthQuest Medical & Wellness Centers, Ltd.  WellQuest’s wholly-owned subsidiary, WellQuest of Arkansas, Inc. (“WellQuest of Arkansas”), was incorporated in the state of Arkansas in May 2005.  WellQuest changed its name to WellQuest Medical & Wellness Corporation on April 24, 2008.

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

WellQuest determined that NWAPCP qualifies for consolidation, as WellQuest is the primary beneficiary of the operations of the clinic after physician compensation pursuant to the terms of the management agreement.  As a result, the operations of the clinic, primarily clinic revenues and expenses, were consolidated into WellQuest for financial statement reporting purposes.  All significant intercompany accounts and transactions have been eliminated upon consolidation.

Management’s Plans

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2009, the Company had a working capital deficit of approximately $1,781,000 and had incurred net losses of approximately $198,000 for the nine months ended September 30, 2009.  The Company also has an accumulated deficit of approximately $3,600,000.  The Company has, in large part, been supported by the proceeds from long-term debt and certain major stockholders.  There is no commitment for such stockholders to continue providing financial support to the Company.

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

WELLQUEST MEDICAL & WELLNESS CORPORATION

Notes to Consolidated Financial Statements September 30, 2009
(Unaudited)

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

Completion of management's plans will require the Company to obtain additional debt or equity financing beyond those resources currently available to the Company.  There is no assurance the Company will be successful in securing resources to fund current obligations as they become due or to support the Company until such time, if ever, that the Company is able to consistently generate income from operations.

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations.  The accompanying unaudited interim consolidated financial statements reflect all adjustments which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. All such adjustments (except as otherwise disclosed herein) are of a normal recurring nature.

The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. It is suggested that the December 31, 2008 financial information contained in the Company’s Form 10-K be read in conjunction with the financial statements and notes thereto.

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

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured.

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

Spa revenues are recognized at the time of sale, as this is when the services have been provided or, in the case of product revenues, delivery has occurred, and the spa receives the customer’s payment. Revenues from pre-paid purchases are also recorded when the customer takes possession of the merchandise or receives the service. Pre-paid purchases are defined as either gift cards or series sales.  Series sales are the purchase of a series of services to be received over a period of time.  Pre-

WELLQUEST MEDICAL & WELLNESS CORPORATION

Notes to Consolidated Financial Statements September 30, 2009
(Unaudited)

paid purchases are recorded as a liability (deferred revenue) until they are redeemed. Gift cards expire two years from the date of the customer’s purchase.  Series sales do not carry an expiration date.

Deferred Financing Costs

Deferred financing costs were incurred in association with the issuance of debt to a related party and stockholder.  As part of the issuance of a $443,123 subordinated debenture (Note 9), the Company issued 1,250,000 shares of common stock to the holder of the debenture.  The shares were issued during the second quarter of 2009 and were valued at $111,100.  These costs are being amortized over the life of the debt utilizing the effective interest method.  Amortization expense of $18,517 and $0 was recorded during the nine months ended September 30, 2009 and 2008, respectively, and was recorded in interest expense.

Earnings Per Share

The Company calculates and discloses Basic and Diluted EPS on the face of the statements of operations and provides a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

In computing Diluted EPS, only potential common shares that are dilutive — those that reduce earnings per share or increase loss per share — are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The “control number” for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there is a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change.  The Company incurred a loss from continuing operations for the three and nine month periods ended September 30, 2009 and 2008. Therefore, Basic EPS and Diluted EPS are computed in the same manner for that period.   Antidilutive and/or non-exercisable warrants and convertible preferred stock and convertible subordinated debentures represent approximately 17,700,000 and 16,000,000 common shares at September 30, 2009 and 2008, respectively, which may become dilutive in future calculations of EPS.

Share-Based Payment

In calculating the value of shares issued for goods or services received in a share-based payment transaction with nonemployees, the Company considers whether the fair value of the goods or services is more reliably measurable than the fair value of the equity instruments issued.  If the fair value of the goods or services is more reliably measurable than the equity instruments issued, then the fair value of the goods or services received shall be used to measure the transaction. In contrast, if the fair value of the equity instruments issued in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the consideration received, the transaction shall be measured based on the fair value of the equity instruments issued.  We utilized the fair value of the equity instruments issued to nonemployees to value the shares issued.  We recognize the fair value of stock-based compensation awards to employees in general corporate expense in the consolidated statements of operations on a straight-line basis over the vesting period.

In January 2009, the Company entered into a one year agreement with a consulting company for public and investor relations services.  Pursuant to the original agreement, the Company agreed to pay the consultant $6,000 per month ($72,000 per year) and issue 348,600 shares of common stock.  In July 2009, the Company exercised the termination clause in the contract and the consultant agreed to reduce the number of shares of stock to 261,450.  As of September 30, 2009, the Company has not issued the shares.  The shares have been valued at $0.08888 and $23,238 has been recorded as an accrued liability on the Company’s balance sheet and as general corporate expense on the Company’s income statement for the anticipated issuance of the shares.

WELLQUEST MEDICAL & WELLNESS CORPORATION

Notes to Consolidated Financial Statements September 30, 2009
(Unaudited)

Reclassifications

Certain reclassifications have been made to prior period’s financial statements to conform to the current year presentation. These reclassifications had no effect on the Company’s net loss.

4.  Business Segments

The Company reports results for its identifiable business segments in annual financial statements and reports selected information about operating segments in interim financial reports. The Company reports financial and descriptive information about its reportable operating segments. Reportable operating segments are defined as a component of an enterprise:

•	That engages in business activities from which it may earn revenues and expenses,
•	Whose operating results are regularly reviewed by the enterprise’s chief operating decision maker,
•	For which discrete financial information is available.

Corporate assets detailed below are primarily comprised of property and equipment, corporate cash, accounts receivable and other corporate assets. Summarized financial information concerning the Company’s reportable operating segments is shown in the following tables for the three and nine months ended September 30, 2009 and 2008:

	For the Nine Months Ended September 30, 2009
	Medical Clinic	Medical Spa	Unallocated Corporate	Consolidated

Net revenue	$2,314,485	$497,595	$2,500	$2,814,580
Operating expenses	1,821,379	584,739	434,586	2,840,704
Income (loss) from operations	493,106	(87,144)	(432,086)	(26,124)
Interest expense	-	-	171,551	171,551
Net income (loss)	$493,106	$(87,144)	$(603,637)	$(197,675)

Total assets	$414,328	$162,920	$184,894	$762,142

	For the Nine Months Ended September 30, 2008
	Medical Clinic	Medical Spa	Unallocated Corporate	Consolidated

Net revenue	$1,879,439	$527,758	$-	$2,407,197
Operating expenses	1,508,311	734,753	584,112	2,827,176
Income (loss) from operations	371,128	(206,995)	(584,112)	(419,979)
Interest income	-	-	3,232	3,232
Interest expense	-	-	219,356	219,356
Net income (loss)	$371,128	$(206,995)	$(800,236)	$(636,103)

Total assets	$407,587	$260,308	$102,117	$770,012

The financial information for the Medical Clinic presented above represents the revenue and direct operating expenses of NWAPCP after elimination of intercompany expenses charged to NWAPCP by WellQuest of Arkansas.  Intercompany expenses that have been eliminated include the following: a management fee paid by NWAPCP to WellQuest of Arkansas ($173,586 and $140,720 for the nine-month period ended September 30, 2009 and 2008, respectively), lease expense paid by NWAPCP to WellQuest of Arkansas ($30,749 and $40,667 for the nine-month period ended September 30, 2009 and 2008, respectively), and interest expense paid by NWAPCP to WellQuest of Arkansas ($8,215 and $31,941 for the nine-month period ended September 30, 2009 and 2008, respectively).

	For the Three Months Ended September 30, 2009
	Medical Clinic	Medical Spa	Unallocated Corporate	Consolidated

Net revenue	$792,400	$151,723	$-	$944,123
Operating expenses	616,912	188,799	132,041	937,752
Income (loss) from operations	175,488	(37,076)	(132,041)	6,371
Interest expense	-	-	53,694	53,694
Net income (loss)	$175,488	$(37,076)	$(185,735)	$(47,323)

Total assets	$414,328	$162,920	$184,894	$762,142

WELLQUEST MEDICAL & WELLNESS CORPORATION

Notes to Consolidated Financial Statements September 30, 2009
(Unaudited)

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

The financial information for the Medical Clinic presented above represents the revenue and direct operating expenses of NWAPCP after elimination of intercompany expenses charged to NWAPCP by WellQuest of Arkansas.  Intercompany expenses that have been eliminated include the following: a management fee paid by NWAPCP to WellQuest of Arkansas ($59,430 and $44,978 for the three-month period ended September 30, 2009 and 2008, respectively), lease expense paid by NWAPCP to WellQuest of Arkansas ($10,250 and $13,556 for the three-month period ended September 30, 2009 and 2008, respectively), and interest expense paid by NWAPCP to WellQuest of Arkansas ($1,357 and $8,390 for the three-month period ended September 30, 2009 and 2008, respectively).

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

Between April 2009 and September 2009, four holders of 11,925 shares of the Company’s preferred stock elected to convert the shares to 2,981,250 shares of the Company’s common stock.

Between May 2009 and September 2009, three holders of $100,000 of convertible subordinated debentures elected to convert the debt to 1,062,556 shares of common stock according to the terms of the debenture agreements.

6.  Income Taxes

The Company had no current income tax provision for the quarter ended September 30, 2009 due to approximately $3.1 million in net operating loss carryforwards incurred since inception.  The effective income tax rate for the quarter ended September 30, 2009 differs from the U.S. federal statutory rate of 34% due to the change in the valuation allowance.

WELLQUEST MEDICAL & WELLNESS CORPORATION

Notes to Consolidated Financial Statements September 30, 2009
(Unaudited)

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

7.  Incentive Stock Plan

On April 4, 2008, the shareholders of the Company adopted the WellQuest Medical and Wellness Corporation 2008 Incentive Stock Plan (the “2008 Plan”).

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

On August 4, 2008, the Company granted stock options for 500,000 shares of stock at an exercise price of $0.08888 per share.  The options are subject to a vesting schedule as follows:  166,667 options on August 4, 2008; 166,667 options on August 4, 2009; and 166,666 options on August 4, 2010.  The options have a termination date of August 3, 2018.   Compensation expense was calculated at approximately $29,000, which will be recognized over the vesting period.  The amount expensed for the nine months ended September 30, 2009 related to these options was approximately $7,000.  The Company has reserved 500,000 shares of common stock for the exercise of these options.

On December 9, 2008, the Company granted stock options for 300,000 shares of stock at an exercise price of $0.08888 per share.  The options are subject to a vesting schedule as follows:  100,000 options on April 14, 2011; 100,000 options on April 14, 2012; and 100,000 options on April 14, 2013.  The options have a termination date of April 14, 2015.  Compensation expense was calculated at approximately $23,000, which will be recognized over the vesting period.  The amount expensed for the nine months ended September 30, 2009 related to these options was approximately $4,400.  The Company has reserved 300,000 shares of common stock for the exercise of these options.

8.  Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to previously issued accounting guidance on the consolidation of variable interest entitiesThis amendment requires an entity to perform a qualitative analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity (VIE). This analysis identifies the primary beneficiary of a VIE as the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE. The amendment replaces the quantitative-based risks and rewards approach previously required for determining the primary beneficiary of a VIE. The amendment is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. We will assess the application of this Statement on our Consolidated Financial Statements.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

WELLQUEST MEDICAL & WELLNESS CORPORATION

Notes to Consolidated Financial Statements September 30, 2009
(Unaudited)

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 consolidated financial statements and the principal impact on our consolidated financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

9.  Subordinated Convertible Debentures Payable to Stockholders

In 2006 and 2007, the Company issued convertible debentures with detachable warrants to certain stockholders. These debentures bear interest at the fixed rate of 10% per annum, and shall be paid in arrears on a quarterly basis. One of the debentures matured on September 30, 2009, at which time the unpaid principal balance was due and payable. Subsequent to September 30, 2009, the holder of this debenture extended the maturity date to December 31, 2009.  The remaining debentures have a maturity date of December 31, 2009.  The rights of the holders under these debentures to collect the amounts due are subordinated to the rights of the banks owed as identified under Long-Term Debt. The holders of $440,497 of these debentures may convert the debt into shares of the Company’s series A convertible preferred stock at the option of the holder at any time after the date of issuance. No partial conversions of the debentures are allowed. The conversion price is $22.22 per share, subject to adjustment pursuant to the terms of the debenture agreement.  The holders of $50,000 of these debentures may convert the debt into shares of the Company’s common stock at the option of the holder at any time after the date of issuance. No partial conversions of the debentures are allowed. The conversion price is $22.22 per share, subject to adjustment pursuant to the terms of the debenture agreement.  Between May 2009 and June 2009, three holders of $100,000 of these convertible subordinated debentures elected to convert the debt to 1,062,556 shares of common stock according to the terms of the debenture agreements.

During the second quarter of 2009, the Company entered into an agreement with a stockholder and related party whereby the related party agreed to exchange $443,123 of outstanding debt owed by the Company to the related party for a convertible debenture in the principal face amount of the outstanding debt. The outstanding debt was bridge financing provided to the Company from time to time that was payable on demand. In connection with the Agreement, the Company issued 1,250,000 shares of common stock to the related party. The Agreement was made effective as of April 1, 2009.  The Debenture will be due and payable April 1, 2012, and accrues interest at the rate of 10% per annum. The Debenture will be convertible into shares of common stock of the Company at a conversion price of $0.08888 per share.  The shares have been valued at $0.08888 per share and the cost has been recorded as deferred financing costs and will be amortized over the life of the associated debenture.

10.  Fair Value of Financial Instruments

The Company considers the following to be financial instruments: cash, accounts receivable, accounts payable, debt and subordinated debentures. The estimated fair value of such instruments at September 30, 2009 approximates their carrying value as reported on the Company’s consolidated balance sheet.  In considering the fair value of subordinated debentures, the Company calculated fair value using a three-year maturity date of April 1, 2012 and a discount rate of 12%.

11.  Commitment

On September 2, 2009, the Company signed an agreement with a placement agent in connection with a proposed offering of equity and/or debt securities.  The terms of the agreement are for the placement agent to receive a non-refundable fee of $30,000, plus an expense allowance of 3% of the gross proceeds, plus a fee of 7% of the gross proceeds.  In addition, the placement agent will receive common stock warrants equivalent to 10% of the total number of the Company’s shares of common stock issued in the offering.  These warrants will exercise at a price that is 110% of the purchase price paid by investors in the offering.

12.  Subsequent Events

Management has evaluated events subsequent to the balance sheet date (September 30, 2009) through November 13, 2009, the date the financial statements were issued.

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

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

Net Revenues. We had net revenues for the three months ended September 30, 2009 of $944,123 compared to the three months ended September 30, 2008 of $775,991. This increase of $168,132 is primarily the result of the increase in medical service revenues of $192,727 due to continued increases in medical client visits. Medical client visits increased from 6,495 for the three months ended September 30, 2008, to 8,655 for the three months ended September 30, 2009, an increase of 33%. The increase in medical clinic visits is attributed to continued success in attracting new medical clients and keeping established clients. Established client visits were 7,015 for the three months ended September 30, 2009, compared to 5,018 for the three months ended September 30, 2008, an increase of 40%. New client visits accounted for 1,640 visits for the three months ended September 30, 2009, compared to 1,477 visits for the three months ended September 30, 2008, an increase of 11%. In addition, medical spa revenues were down 14% ($24,595) from $151,723 for the three months ended September 30, 2009, compared to $176,318 for the three months ended September 30, 2008.  The decrease in medical spa revenues was primarily due to lower revenue ($11,524) from injectables such as Botox, Juvederm, Radiesse, and Sculptra.  In addition, the medical spa saw slightly reduced revenue in other service and product categories.  We attribute the decrease in medical spa revenue to general economic conditions as clients choose to forgo elective services.

Net Operating Expenses. Operating expenses for the three months ended September 30, 2009, were $937,752 compared to the three months ended September 30, 2008, which were $853,732. This increase of $84,020 was the result of increased medical clinic expenses (discussed below) and an increase of $19,911 in corporate expenses related to increased legal, accounting, and consulting costs.

Medical spa expenses decreased $63,983 as a result of a decrease in administrative staffing as well as the transition of several full-time service provider positions to part-time.  These decreases were offset by an increase of $128,092 in medical clinic operating expenses related to increased service revenues.  Corporate expenses increased $19,911, primarily due to an increase of $17,730 in accounting, legal, and consulting fees associated with our efforts to raise funds for future growth.

Medical spa expenses decreased as a result of a reduction in administrative staffing as well as the transition of several full-time service provider positions to part-time status.  Staffing costs for the medical spa decreased $15,818 from $80,648 for the three months ended September 30, 2008 to $64,830 for the three months ended September 30, 2009.  Expenses related to products decreased $9,987 from $54,359 for the three months ended September 30, 2008 to $44,372 for the three months ended September 30, 2009 in response to lower sales.  Consulting costs decreased $12,000 from $12,000 for the three months ended September 30, 2008 to $0 for the three months ended September 30, 2009. Marketing costs for the medical spa decreased $11,528 from $20,557 for the three months ended September 30, 2008 to $9,029 for the three months ended September 30, 2009.  Other operating costs also decreased in response to cost cutting measures and a reduction in sales.

Medical clinic operating expenses increased to support higher service revenues.  Medical provider labor costs increased $105,037 as a result of adding a full-time physician in March 2009 and several part time physician’s assistants and advance nurse practitioners throughout the fourth quarter of 2008 and first quarter of 2009.  Non-physician labor increased $24,089 from $146,288 for the three months ended September 30, 2008 to $170,377 for the three months ended September 30, 2009 in response to higher demand for services.

This increase was partially offset by a $10,440 reduction in marketing costs, $10,000 reduction in physician recruitment costs, as well as$10,709 reduction in administrative staffing.

Operating Income (Loss).  Operating income for the three months ended September 30, 2009 was $6,371 compared to an operating loss of $77,741 for the three months ended September 30, 2008.  This increase of $84,112 was primarily the result of the combined impact of increased revenue and decreased operating expenses discussed above.

Net Interest Expense. Our net interest expense for the three months ended September 30, 2009 was $53,694 compared to $79,903 for the three months ended September 30, 2008.  The reduction of $26,209 was due primarily to the elimination of amortization expense in July 2009 related to the debt discount recorded for the subordinated convertible debentures. The decrease in amortization of debt discount was $23,306, from $23,306 for the three months ended September 30, 2008 compared to $0 for the three months ended September 30, 2009.

Interest expense also decreased $3,750 due to the conversion of subordinated debentures to common stock during the second quarter 2009.  Interest expense also decreased $3,931 from $10,454 for the three months ended September 30, 2008 to $6,523 for the three months ended September 30, 2009, as a result of reduced debt on our SBA loan and operating line of credit.  These decreases in interest expense were partially offset by an increase of $11,076 in amortization of debt issuance costs related to a subordinated debenture issued to a stockholder during the second quarter 2009.

Net Loss Applicable to Common Stock. Net loss for the three months ended September 30, 2009 was $47,323 compared to a net loss of $157,644 for the three months ended September 30, 2008.  This decrease of $110,321 is primarily the result of the items discussed above.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Net Revenues. We had net revenues for the nine months ended September 30, 2009 of $2,814,580 compared to the nine months ended September 30, 2008, which was $2,407,197. This increase of $407,383 is primarily the result of the increase in medical service revenues of $435,046 due to continued increases in medical client visits. Medical client visits increased from 20,371 for the nine months ended September 30, 2008, to 25,205 for the nine months ended September 30, 2009, an increase of 24%. The increase in medical clinic visits is attributed to continued success in attracting new medical clients and keeping established clients. Established client visits were 20,210 for the nine months ended September 30, 2009 compared to 15,447 for the nine months ended September 30, 2008, an increase of 31%. New client visits accounted for 4,995 visits for the nine months ended September 30, 2009, compared to 4,924 visits for the nine months ended September 30, 2008, an increase of 1%.

Net Operating Expenses. Operating expenses for the nine months ended September 30, 2009 were $2,840,704 compared to the nine months ended September 30, 2008, which were $2,827,176. This increase of $13,528 was the result of an increase of $313,068 in medical clinic operating expenses related to increased service revenues and staffing costs to improve client service offset by a decrease of $150.014 in medical spa operating expenses due to decreases in administrative staffing as well as the transition of several full-time service provider positions to part-time status and a decrease of $149,526 in corporate expenses due to reduced costs from our registration statement filed with the SEC in 2008 and a reduction in various consulting costs.

Medical clinic operating expenses increased to support higher service revenues and staffing costs to improve client service.  Physician compensation increased $216,687 and medical staff payroll increased $63,366 for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.

Medical spa expenses decreased as a result of a reduction in administrative staffing as well as the transition of several full-time service provider positions to part-time status.  Staffing costs for the medical spa decreased $57,672 from $258,700 for the nine months ended September 30, 2008 to $201,028 for the nine months ended September 30, 2009.  Expenses related to spa products decreased $42,045 from $184,150 for the nine months ended September 30, 2008 to $142,105 for the nine months ended September 30, 2009 in response to lower sales of several product lines.  Consulting costs decreased $12,000 from $12,000 for the nine months ended September 30, 2008 to $0 for the nine months ended September 30, 2009.  Other operating costs also decreased in response to cost cutting measures and a reduction in sales.

Corporate expenses decreased $149,526, primarily due to a decrease of $54,296 in accounting, legal, and consulting fees associated with our registration statement filed with the SEC and a decrease of $107,009 in corporate consulting costs.  The majority of the accounting and legal expense for the SEC registration was recognized during the nine months ended September 30, 2008.  Corporate consulting costs for the nine months ended September 30, 2008 were $108,408 and related to the medical spa and an exploration of expansion possibilities.  We incurred only $1,400 in corporate consulting costs for the nine months ended September 30, 2009.

Operating Loss.  The operating losses for the nine months ended September 30, 2009 and 2008 were $26,124 and $419,979, respectively.  This decrease of $393,855 was primarily the result of the combined impact of increased revenue and decreased operating expenses discussed above.

Net Interest Expense. Our net interest expense for the nine months ended September 30, 2009 was $171,551 compared to $216,124 for the nine months ended September 30, 2008.   This decrease of $44,573 was primarily the result of reduced amortization of the debt discount recorded for the subordinated convertible debentures. The decrease in amortization of debt discount was $54,508, from $71,601 for the nine months ended September 30, 2008 to $17,093 for the nine months ended September 30, 2009.  These decreases were partially offset by increased interest expense recognized on a note payable to a related party. The funds were utilized primarily to pay for expenses related to our SEC registration statement.

Net Loss Applicable to Common Stock. Net loss for the nine months ended September 30, 2009 was $197,675 compared to $636,103 for the nine months ended September 30, 2008.  This decrease of $438,428 is primarily the result of the items discussed above.

Liquidity and Capital Resources

As of September 30, 2009, we had a working capital deficit of $1,780,934, resulting from current liabilities of $2,143,408 compared to $362,474 of current assets. For the nine months ended September 30, 2009, net cash flow used in operating activities totaled $95,600. Cash used in investing activities totaled $6,476.  Cash provided by financing activities totaled $50,100; including $133,415 in debt reductions, which were offset by $183,515 in borrowings from stockholders.

Our days in medical accounts receivables were 33 days and 39 days as of September 30, 2009 and December 31, 2008, respectively.  All medical spa services and product sales are paid at the point of service by credit cards, debit cards, checks or cash.  Accounts receivable related to medical spa services are not material and are not included in this analysis.  Medical clinic services provided by Northwest Arkansas Primary Care Physicians are generally submitted for billing to third-party insurance companies or Medicare within 48 hours of the time of service.  Most claims are submitted electronically to the insurance companies and Medicare.  These claims become accounts receivable at the time they are submitted to the insurance company.  The aging of accounts receivable begins at the date of the billing submission. Insurance companies then review the electronic billing and either ask for more/corrected information, deny the particular service or part of a service or pay it (electronically to a bank lock box) or by check mailed.  In addition, each insurance company adjusts the billing amount for each specific service to the “insurance allowable rate” as specified in that insurance company’s contract with Northwest Arkansas Primary Care Physicians.  The insurance company will also identify any portions of the billing that are to be paid by the insured client (client responsible).  These reviews and adjustments are communicated along with payments to us in an Explanation of Benefits.

We calculate days sales outstanding using average daily sales over the previous three months to arrive at an average daily charge amount.  Medical clinic accounts receivable as of the end of the period is divided by the average daily charge amount to arrive at days sales outstanding.  Below is a calculation of the days sales outstanding as reported above:

	Three Months Ended	Three Months Ended
	September 30, 2009	December 31, 2008

Gross Medical Clinic Revenue (1)	$1,218,541	$1,174,388
Expense recorded for Contractual adjustment/Bad Debt Allowance	(426,141)	(408,955)
Net Medical Clinic Revenue	$792,400	$765,433

# of Days in period (2)	92	92

Average Daily Charge (3) = (1) / (2)	$13,245	$12,765

Medical Clinic Accounts Receivable (4)	$441,410	$497,303
Other Accounts Receivable	$17,993	$31,408
	$459,403	$528,711

Days in medical accounts receivable = (4) / (3)	33	39

We make every effort to collect any anticipated “client responsible” portions of a service bill (such as a co-pay or deductible) at the time of service. Payments by the insurance companies are posted to each client’s account at the time it is received.  Client payments are also posted as received.  Accounts receivable are then reduced by the amounts of insurance contractual adjustments, insurance payments and client payments. At the time any amounts are determined to be owed by the client; printed bills are sent to the responsible party of the client. During all of these collection processes from the time of the initial billing date to the insurance companies, the accounts are individually and collectively aged.  Due to the complexities of medical insurance policies, employer specific policies, and coverage qualifications, some appeals and interactions with insurance companies can result in three to nine months of claim reconciliation. If the client does not respond after three mailed billings, then the account is turned over to a collection company that pursues collection from the client.  When an account is turned over for collection, it is removed from the accounts receivable and maintained in a bad debt recovery account and reserved at its estimated realizable value. If the collection company fails in locating the client or in collecting the account due, then the balance of the account is written off against the allowance. Any amounts due under $5.00 are immediately written off due to the cost of collection exceeding the expected collection recovery.

We expect significant capital expenditures during the next 12 months, contingent upon raising capital.  These anticipated expenditures are for opening an additional office, property and equipment, overhead and working capital purposes. We have sufficient funds to conduct our operations for a few months, but not for 12 months or more.  We anticipate that we will need an additional $1,500,000 to fund our anticipated operations for the next 12 months, depending on revenues from operations.  While we are exploring the possibility of raising capital through of an offering of equity and/or debt securities, we have no contracts or commitments for additional funds and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

Critical Accounting Policies

Accounts Receivable

Accounts receivable principally represent receivables from customers and third-party payors for medical services provided by clinic physicians, less an allowance for contractual adjustments and doubtful accounts. We estimate the collectability of receivables based on industry standards and our collection history.  We recorded contractual adjustments and bad debt expense of approximately $1,228,000 and $1,005,000 for the nine months ended September 30, 2009 and 2008, respectively.  We recorded contractual adjustments and bad debt expense of approximately $426,000 and $323,000 for the three months ended September 30, 2009 and 2008, respectively.  Our revenues and receivables are reported at their estimated net realizable amounts and are subject to audit and adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered and are adjusted in the period of settlement.  Actual settlements could have an adverse material effect on our financial position and operations.

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

	As of September 30, 2009
	60 days or less	61 – 120 days	Greater than 120 days	Total
Medicare/Medicaid	$11,647	$3,793	$9,448	$24,888
Third party insurance (1)	229,338	22,619	30,856	282,813
Self pay (2)	16,650	10,340	106,719	133,709
Other	7,579	175	10,239	17,993
Total Accounts Receivable	$265,214	$36,927	$157,262	$459,403

	As of December 31, 2008
	60 days or less	61 – 120 days	Greater than 120 days	Total
Medicare/Medicaid	$19,173	$1,966	$2,691	$23,830
Third party insurance (1)	224,900	40,113	48,859	313,872
Self pay (2)	31,883	28,891	98,827	159,601
Other	15,873	5,173	10,362	31,408
Total Accounts Receivable	$291,829	$76,143	$160,739	$528,711

(1)	Third party insurance represents claims made to insurance companies not classified as Medicare, Medicaid, or other government-backed program.
(2)	Self pay receivables are defined as all amounts due from individuals. The amounts can include amounts due from uninsured clients and co-payments or deductibles.

Revenue Recognition

We recognize revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured.

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

Earnings Per Share

We calculate and disclose basic and diluted earnings per share (“EPS”) on the face of the statements of operations and provide a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.

In computing diluted EPS, only potential common shares that are dilutive — those that reduce earnings per share or increase loss per share — are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The “control number” for determining whether including potential common shares in the diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change.  We incurred a loss from continuing operations for the three and nine month periods ended September 30, 2009 and 2008. Therefore, basic and diluted EPS are computed in the same manner for that period.   Antidilutive and/or non-exercisable warrants and convertible preferred stock and convertible subordinated debentures represent approximately 17,700,000 and 16,000,000 common shares at September 30, 2009 and 2008, respectively, which may become dilutive in future calculations of EPS.

Share-Based Payment

In calculating the value of shares issued for goods or services received in a share-based payment transaction with nonemployees, we consider whether the fair value of the goods or services is more reliably measurable than the fair value of the equity instruments issued.  If the fair value of the goods or services is more reliably measurable than the fair value of the equity instruments issued, then, the fair value of the goods or services received shall be used to measure the transaction. In contrast, if the fair value of the equity instruments issued in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the consideration received, the transaction shall be measured based on the fair value of the equity instruments issued.  We utilized the fair value of the equity instruments issued to nonemployees to value the shares issued.  We recognize the fair value of stock-based compensation awards in general corporate expense in the consolidated statements of operations on a straight-line basis over the vesting period.

In January 2009, we entered into a one year agreement with a consulting company for public and investor relations services.  Pursuant to the original agreement, we agreed to pay the consultant $6,000 per month ($72,000 per year) and issue 348,600 shares of common stock.  In July 2009, we exercised the termination clause in the contract and the consultant agreed to reduce the number of shares of stock to 261,450.  As of September 30, 2009, we have not issued the shares.  The shares have been valued at $0.08888 and $23,238 has been recorded as an accrued liability on our balance sheet and as general corporate expense on our statement of operations for the anticipated issuance of the shares.

In April 2009, we agreed to issue 1,250,000 shares of common stock to a related party and stockholder as part of the issuance of a $443,123 subordinated convertible debenture.  The shares have been valued at $0.08888 per share and the cost has been recorded as deferred debt financing costs and will be amortized over the life of the associated debenture.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to previously issued accounting guidance on the consolidation of variable interest entities. This amendment requires an entity to perform a qualitative analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity (VIE). This analysis identifies the primary beneficiary of a VIE as the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE. The amendment replaces the quantitative-based risks and rewards approach previously required for determining the primary beneficiary of a VIE. The amendment is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. We will assess the application of this Statement on our Consolidated Financial Statements.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4T - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as of September 30, 2009. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Pursuant to a written consent of a majority of stockholders dated July 23, 2009, in lieu of a special meeting of the stockholders, we took the following actions:

1.
Elected Stephen Swift, Curtis Rice, Lawrence Field, John O’Connor and Robert Zasa to our Board of Directors, to hold office until their successors are elected and qualified or until their earlier resignation or removal.  Messrs. Swift, Rice, Field, O’Connor and Zasa are our current directors; and

2.
Appointed the firm of HoganTaylor LLP as the independent registered public accounting firm of the Company for the year ending December 31, 2009.  HoganTaylor LLP is our current independent registered public accounting firm.

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

WELLQUEST MEDICAL & WELLNESS CORPORATION

Date: November 13, 2009	By: /s/ STEVE SWIFT
Steve Swift
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2009	By: /s/ GREG PRIMM
Greg Primm
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)