Form 10-K
period 2009-12-31
WELLQUEST MEDICAL & WELLNESS CORP
filed 2010-03-31
CIK 1427222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

Commission File Number 333-149260

WELLQUEST MEDICAL & WELLNESS CORPORATION
(Exact name of registrant as specified in its charter)

Oklahoma	20-1842879
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

3400 SE Macy Rd, #18
Bentonville, Arkansas	72712	(479) 845-0880
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2009, based on the closing sales price of the Common Stock as quoted on the Over-the-Counter Bulletin Board was $904,493.37. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 25, 2010, there were 29,335,167 shares of the registrant’s common stock and 25,515 shares of series A convertible preferred stock outstanding.

WELLQUEST MEDICAL & WELLNESS CORPORATION
FORM 10-K

For the Fiscal Year Ended December 31, 2009

PART I

FORWARD-LOOKING INFORMATION

          This Annual Report of WellQuest Medical & Wellness Corporation on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein.

ITEM 1. BUSINESS.

Overview

          We were incorporated in the State of Oklahoma on November 8, 2004 as HQHealthQuest Medical & Wellness Centers, Ltd. We changed our name to WellQuest Medical & Wellness Corporation on April 24, 2008. We incorporated a wholly-owned subsidiary in the State of Arkansas on May 5, 2005 as WellQuest Medical & Wellness Centers of Arkansas, Inc., which was subsequently re-registered as WellQuest of Arkansas, Inc. (“WellQuest”). We opened our first medical center in Bentonville, Arkansas on September 12, 2005. Our principal offices are located at 3400 SE Macy Rd., Suite 18, Bentonville, Arkansas 72712. Our telephone number is (479) 845-0880.

          We provide an integrated medical delivery site with family physician healthcare services, preventive/wellness services and medical skin-care services. The integration of these services embraces the clinical synergy of medical treatments for illness, preventive/wellness services and products for health maintenance and medically supervised skin-care treatments for aesthetic enhancement.

          Our wellness center is open daily from 8 am to 8 pm (noon to 6 pm on Sunday), providing our clients with the ability to be seen and treated seven days a week. We offer our services with and without appointments, occupational health services for business, preventive health alternatives (such as life-style counseling, weight loss and nutritional counseling, fitness counseling, vitamin and supplement therapies and disease management counseling) and aggressive medical aesthetics (such as laser treatments, injections, chemical peels and therapeutic massages). Utilizing electronic medical records, digital radiology and diagnostic testing, and customer service protocols, we intend to brand and replicate the service center in demographically selected metropolitan areas. We manage the physician practices, own and lease certain medical equipment and personnel services, own and operate preventive care products and services and own and manage medical spa services and product sales.

          Our service concept will initially target segments of metropolitan areas in the United States with household incomes above $75,000, business occupational healthcare needs, wellness oriented consumers and those seeking aesthetic/skincare improvements. Health insurance companies are billed for allowed medical services and cash or credit cards are accepted for non-covered services.

Industry Overview

          The healthcare industry in the United States ranks in World Health Organization studies as first in spending/cost per capita among industrialized nations but far behind other nations in many significant health status and quality rankings. In spite of the abundance of advanced technology, healthcare expenditures represented more than 16% of the U.S. gross domestic product spending in 2007 (source: US Department of Health and Human Services, National Center for Health Statistics, HEALTH, UNITED STATES, 2009). We believe a lack of timely access to non-emergent care, lack of customer service orientation, high costs and lack of emphasis on preventive care are significant barriers to increased quality and effectiveness of healthcare.

          A 2002 Survey conducted by the National Center for Health and Statistics (CDC) and the National Center for Complementary and Alternative Medicine indicated a continued growth in demand for preventive and wellness approaches involving complementary and alternative medicine (CAM). The survey reported that 74.6% of adults had used some form of CAM and 54.9% used CAM in conjunction with conventional medicine. As insurance companies refuse to pay for such preventive services, people are paying out-of-pocket for these services in pursuit of better health and longer life. The 2009 Spa Industry study by the International Spa Association found there are similar trends of increased personal attention and spending for improved aesthetic services.

          We believe that our integration of customer-service oriented medical care, advanced technology, preventive/wellness services and aesthetic care in attractive and accessible facilities makes us a “solution company” for many families and businesses who want all of these services in a professional, accessible and pleasant environment.

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

Management and Medical Services Agreement

          On September 1, 2005, we entered into a Management and Medical Services Agreement with NWAPCP pursuant to which we engaged the physicians to provide medical direction to our integrated primary healthcare and wellness center in exchange for our providing certain management services to the physicians. This agreement had an initial term of three years from the effective date of the agreement and shall automatically renew for successive two year terms unless either party gives notice of its intent not to renew at least 90 days prior to the expiration of the then current term. The current term expires August 31, 2010. The proceeds from the practice are assigned to us. From those proceeds, we pay the compensation of the employees of NWAPCP and all expenses associated from the conduct of the practice. In 2009, revenues from the operation of the medical practice were from private commercial insurance (92%), self-payment (4%) and Medicare (4%). The revenues were used for the following:

•	31% was paid to NWAPCP for physician compensation, including the medical director’s fee;
•	7.5% was paid to us as a management fee;
•	4% was paid to us as a facility lease fee;
•	24% was paid to us as an employee lease fee;
•	1% was paid to us as an equipment lease fee; and
•

20.5% was paid to us for all other direct expenses including software, facility and computer maintenance, accounting, legal, malpractice insurance, medical supplies, office supplies, continuing education, billing and collection expenses, marketing, and other routine expenses of the practice.

          Pursuant to this agreement, we granted NWAPCP exclusive rights to operate medical practices in our current center and all future sites that we might open in Northwest Arkansas. As a result, NWAPCP is responsible for hiring all physicians, physician’s assistants, and advanced practice nurses who operate in the medical center. The center is currently staffed by three full-time physicians, one full-time physician’s assistant, one part time advance practice nurse (nurse practitioner), and two part time physician’s assistants. Under the agreement, NWAPCP provides professional medical services to patients in compliance with practice standards and laws; supervision of all non-physician personnel for clinical services; employs, schedules and supervises all physicians (and physician’s assistants/nurse practitioners); maintains and assures acceptable clinical standards and participates in providing education and training to staff.

          NWAPCP and its employed physicians have restrictive covenants for practicing in the immediate market following a termination of the agreement. NWAPCP is required to maintain professional liability insurance. We have the right to terminate the agreement for cause or material default with a 90 day cure period.

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

          Under the agreement, we are responsible for all management services related to the ordinary and usual business affairs of the practice. We advise the practice in matters of compliance, policies, procedures, marketing, billing and collection, and other matters related to the operation of the practice; we provide financial, accounting, human resource and management services for the practice; we supervise and maintain records and files of the practice in compliance with requirements of the Health Insurance Portability and Accountability Act of 1996, which we refer to as HIPAA; we manage all computer, software, bookkeeping and clerical services; we assist with physician recruitment; we negotiate and secure contracts with vendors, suppliers and third-party insurance companies related to the practice; and, we assist the practice in quality assurance and compliance programs. Through a facility sub-lease with NWAPCP, we provide the specific space and improvements utilized for the medical practice services. Through a medical equipment lease with NWAPCP, we provide all equipment and furniture utilized in the medical practice. Through an employee lease agreement with NWAPCP, we provide the practice with all non-physician personnel utilized in the practice.

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

Medical Director Services Agreement

          On September 1, 2005, we entered into a Medical Director Services Agreement with C. Wade Fox, M.D. pursuant to which we engaged Dr. Fox as medical director for our healthcare and wellness center to advise us on the operations of our center and to provide medical services to our customers. This agreement had an initial term of three years from the date of the agreement and shall automatically renew for successive two year terms unless either party gives notice of its intent not to renew at least 90 days prior to the expiration of the then current term. The current term expires August 31, 2010. We pay Dr. Fox $25,000 annually for his services under the agreement. An administrative bonus may be added at a later date but has not been enacted at this time.

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

          The services that Dr. Fox must provide include physician administrative duties such as quality assurance programs, medical education of staff and patients, direct laboratory and clinical services, development of patient care policies, continuing education for staff and recommending practice improvements for staffing, equipment and procedures. The specific duties in the agreement include:

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

Our Services

          We deliver an integrated model of primary medical care, preventive/wellness services and medical esthetics in an upscale facility located in a high-traffic retail corridor. Our site is called “WellQuest Medical Clinic and Spa,” a trademarked business name. Our business concept combines a customer-service oriented medical treatment facility for interventional care with programmed preventive services and products that lead clients in the quest for wellness. The facility also houses an advanced medical spa for skincare services and products. We believe we are creating a new experience for the health-conscious healthcare consumers who have increased service expectations and are seeking not just to get well, but to stay well and look well. Our facility, the interior design, aroma therapy, trained administrative receptionists, programmed visual and sound media are designed to not look, act or smell like a doctor’s office. We believe this environment, experience and service can be replicated and branded. This gives individual and business clients a predictable and consistent medical service.

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
•

Advanced Electronic Medical Records (“EMR”) that enable rapid, accurate and consistent medical documentation and protocols, safety features, follow-up planning and billing information. In the future when we open additional sites, connectivity between our sites will allow clients to access their information for treatment or prescriptions at any of our available facilities;

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

Wellness and Preventive Health Services

          Under the direction of our physicians, clients are provided with personalized programs for nutrition, weight loss, lifestyle improvement, targeted health treatments and preventions. These services are performed by physicians, nutritional counselors or other trained health clinical personnel, and the plans are recorded in the clients’ EMR. Wellness and prevention are not adjuncts to medical treatment, but rather, are an integrated part of the clinical treatment and service. These services include:

•

Functional Intracellular Analysis, which is a next generation blood test for measuring specific vitamins, minerals, antioxidants, and other essential micronutrients within an individual’s white blood cells;

•	Computerized body composition analysis that determines body mass composition by quadrants and measures intracellular water;
•	Nutritional counseling for weight loss that addresses nutrition, proper lifestyle, exercise and supplements;
•	Targeted health counseling for integrated treatment of diabetes, high cholesterol, high blood pressure, heart and circulatory problems;
•	Wellness protocols including counseling for nutritional supplements, vitamins and weight control products. We carry private label and other label nutraceutical products; and
•	Therapeutic massage.

Medical Spa Services

          With a physician on-site at all times, registered nurses, certified estheticians and licensed massage therapists provide advanced skincare and massage services for clients. Our medical spa offers the following services:

•	Personal esthetic concierge; a consultant to help clients plan and achieve their esthetic goals;
•

SkinPrint Facial Analysis which utilizes high resolution camera, ultra-violet light photography and electronic probes to measure facial skin characteristics. A sophisticated computer analysis reports the information to our certified estheticians and to compounding chemists in New York. The analysis is used to produce customized skin care serums for each client’s personal needs. The analysis is also used to discuss the treatment plan for long term results;

•	Specialized lasers are used for procedures such as hair removal, skin resurfacing, micro laser peels, spider-vein removal and wrinkle reduction;
•	Broad Band Light equipment treats skin discoloration, blemishes, photo damage, collagen stimulation for skin tightening, and acne;
•	We utilize custom protocols for facials, chemical peels, micro-dermabrasion and other fundamental procedures;
•	In addition to stress-relieving massages, our therapists collaborate with the physicians to address clinical therapies through massage;
•	Injectibles (such as Botox, Juvederm, Radiesse, and Sculptra) that address wrinkles and sagging;
•	Cosmetic consultations assist clients in selecting and applying high quality mineral makeup, glosses and cosmetic products; and

•	Custom spa party events are offered for businesses, families and friends.

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

Staffing

          Our integrated facility is staffed to meet extended days and hours of service. Staffing may also fluctuate with client volume. The typical staffing pattern at our one center includes the following personnel and professionals:

Medical Clinic and Wellness Services (six and one-half days, 78 hours per week)

•	One/Two Physicians and one/two Advanced Practice Nurses/Physicians Assistants (“APN/PA”) each week day
•	One Physician and one APN/PA each week-end and evening
•	One/Two Licensed Practical Nurse(s) and one/two Licensed Medical Assistants
•	One Laboratory/X-ray technician
•	Two/Three front administrative assistants
•	One Nutritional Counselor (contracted or staffed per service)

Medical Spa (Open Wednesday, Friday, and Saturday, 10 am to 6 pm; Tuesday and Thursday, 10 am to 8 pm)

•	Spa Director/Concierge
•	Two estheticians
•	One Registered Nurse
•	Two Licensed Massage Therapists
•	One Receptionist

Management of the Current Center

•	Financial and Management Director
•	Accounting/Bookkeeping
•	Billing and Collections Supervisor
•	Collections Assistant

Marketing Strategy

          Based upon our experience in our center and consultation with marketing specialists, we have developed a multi-faceted marketing approach that includes business/development sales efforts, direct mail, media and publications. The sustaining emphasis, however, is built upon strong customer retention management, active public relations and customer referrals resulting from positive experience. In addition, website, e-newsletters, in-house video/media, educational and promotional literature and staff training are essential foundations for the growth and success of the business.

          For the year ended December 31, 2009, our marketing expenses were primarily print, direct mail, and radio promotion ($29,660), website and graphic design ($4,526) and promotional events and miscellaneous ($10,361).

Future Development

          Our center has reached projected volumes in the medical service areas, and the space is adequate to sustain further growth in all service areas with the addition of staffing, supplies and other volume-based resources. Our next step at the center is to develop a standing Technical and Clinical Advisory Panel that will offer ongoing consultation for advancements in healthcare, wellness and skincare.

          Our WellQuest integrated model was specifically planned from onset for branding, replication and networking. The following features will be replicated when we build additional sites:

•	WellQuest brand name, logos and tag lines;
•	Marketing programs, mailers, promotions, etc.;
•	Facility floor plan, flow and interior design;
•	Equipment selection;
•	Policies and procedures;
•	Human resource materials, staffing plans and policies;
•	Employee scripting for client service;
•	Service and supplier contracts;
•	Physician contracts and relationships;
•	Electronic Medical Record with proprietary templates and protocols;
•	Clinical, nutritional and medical spa protocols, programs and nomenclature;
•	Website;
•	Accounting, billing and collection services; and
•	Employee training.

          In regard to expansion, we are considering plans to place multiple facilities in geographic proximity in demographically targeted metropolitan areas. The proximity would accommodate shared management, staffing, service contracting, marketing and physician contract services. We are considering a first replication site near our first center in Tulsa, Oklahoma in 2010, but no definitive plans have been set at this time. We are also reviewing other metropolitan areas in the Southeast and Southwest United States. Any future expansion plans are contingent upon, among other things, raising sufficient capital to expand our operations. We have entered into an agreement with Aurora Capital, a New York based investment banking firm, although there are no contracts or commitments for any capital at this time.

Our business plans for fiscal year 2010 include the following:

•

Raise capital to open a second WellQuest site. The new center will require the following funding amounts: $500,000 for tenant improvements of the leased facility; $500,000 for equipment, furnishings and technology; and $1,000,000 for working capital or acquisition costs;

•	Explore strategic partnerships with other healthcare providers in the Bentonville market to expand services to our clients and increase our revenues;
•	Improve the performance of the medical spa through increased revenue from services, increased efficiency by service providers, and cost reduction efforts;
•	Allocate additional facilities space for growing medical service demands;
•	Increase corporate services to health-conscious companies in our market; and
•	Continue revenue growth in our current center.

Competitors

          We face competition from numerous healthcare service organizations, ranging from small independent local doctor and wellness offices to larger companies with offices nationwide. We are not aware of any other company that provides the specific integrated range of services we provide, and as a result, we believe our competitors may compete against us in one or two of our three main services provided. At the present time, we believe that there are no dominant competitors in the integrated medical healthcare, preventive/wellness and medical skin-care services but we would classify regional competitors as Mana Medical Associates (15 clinics in northwest Arkansas), Mercy Medical Clinics (11 clinics in northwest Arkansas) and Wellness and Skin Therapy Center (one clinic in Fayetteville, Arkansas) and national competitors as Radiance MedSpa Franchise Group (40 locations nationwide) and Sona Med Spas (19 locations nationwide).

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

          A component of our business relies on reimbursement by government payors, such as state employee benefit plans, and that business is subject to particularly pervasive regulation by those agencies. These regulations impose stringent requirements for provider participation in those programs and for reimbursement of products and services. Additionally, we are subject to periodic audits or investigations by the Centers for Medicare and Medicaid Services, or CMS, and/or its intermediaries, of our compliance with those requirements, and any deficiencies found may be extrapolated to cover a larger number of reimbursement claims. Additionally, many applicable laws and regulations are aimed at curtailing fraudulent and abusive practices in relation to those programs. These rules include the illegal remuneration provisions of the Social Security Act (sometimes referred to as the “Anti-Kickback” statute), which impose criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for, or to induce, the referral of a patient covered by a federal healthcare program to a particular provider of healthcare products or services. Related federal laws make it unlawful, in certain circumstances, for a physician to refer patients covered by federal healthcare programs to a healthcare entity with which the physician and/or the physician’s family have a financial relationship. Additionally, a large number of states have laws similar to the federal laws aimed at curtailing fraud and abuse and physician “self-referrals.” These rules have been interpreted broadly such that any financial arrangement between a provider and potential referral source may be suspect. While we believe our business arrangements are in compliance with these laws and regulations, the government could take a contrary position or could investigate our practices.

          In addition to the laws described above, the Federal False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims for payment to the government. HIPAA created two new federal crimes: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. The Federal False Claims Act allows actions to be brought on the government’s behalf by individuals under the Federal False Claims Act’s “qui tam” provision. Violation of these and other applicable rules can result in substantial fines and penalties, required repayment of monies previously recognized as income, as well as exclusion from future participation in government-sponsored healthcare programs.

          There can be no assurance that we will not become the subject of a regulatory or other investigation or proceeding or that our interpretations of applicable laws and regulations will not be challenged. The defense of any such challenge could result in adverse publicity, substantial cost to us and diversion of management’s time and attention. Thus, any such challenge could have a material adverse effect on our business, regardless of whether it ultimately is sustained.

Research and Development

          The development of our health management programs and refinements to our operations are the result of cooperative efforts of our information technology, clinical, operating and marketing staffs. Currently, there are no formal clinical research activities which we conduct. The Medical Director and our staff members engage in development of protocols and specific programs that integrate nutrition, wellness, prevention and nutraceuticals with conventional medical services. All activities are included in the responsibilities of the existing staff and budget.

Employees

          As of March 26, 2010, we had 23 full time employees and 12 part time employees, of whom two are in corporate management, 14 are nurses/medical assistants, three are technicians, two are estheticians, one is a massage therapist, one is a spa manager, one is a nutrition counselor, and 11 are administrative personnel. All physician services are provided by physicians, physician’s assistants, and nurse practitioners employed by NWAPCP pursuant to the Management and Medical Services Agreement and are not employed by us. We consider our relations with our employees to be good.

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

          We have only been in existence and engaged in our current and proposed business operations since September 2005. As a result, we have only a limited operating history upon which you may evaluate our proposed business and prospects. Our proposed business operations will be subject to numerous risks, uncertainties, expenses and difficulties associated with early stage enterprises and the development, production and sale of the types of products and services that we offer. You should consider an investment in our company in light of these risks, uncertainties, expenses and difficulties. Such risks include:

•	the absence of an operating history;

•	insufficient capital;

•	expected continual losses for the foreseeable future;

•	our ability to anticipate and adapt to a developing market(s);

•	acceptance by consumers of our services and products;

•	limited marketing experience;

•	an expected reliance on third parties for our professional staff and services;

•	a competitive environment characterized by numerous, well-established and well-capitalized competitors;

•	the ability to identify, attract and retain qualified personnel;

•	our ability to provide superior customer service; and

•	reliance on key personnel.

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

          We incurred net losses of $262,797 for the year ended December 31, 2009 and $732,098 for the year ended December 31, 2008. In addition, at December 31, 2009, we had an accumulated deficit of $3,674,274 and a working capital deficit of $1,787,140. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

          In their report dated March 31, 2010, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2009, were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations, a working capital deficiency and an accumulated deficit. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We are currently in default on our obligations under our secured bank loan.

          On August 3, 2005, we entered into a bank loan that is secured by substantially all of our assets. Under the terms of the note issued thereunder, we are obligated to maintain a debt service coverage ratio of 1.5:1. As of December 31, 2009, we were not in compliance with the debt service coverage ratio and continue to remain non-compliant. The Company obtained a written waiver of said covenant for the year ended December 31, 2009. The bank has not declared a formal event of default, however, we cannot assure you that the bank will not declare an event of default in the future. In the event the bank declares an event of default, we would be unable to repay the amount of the note outstanding. As a result, the bank would have the right to take possession of the collateral, to operate our business using the collateral, and would have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under the note.

We face significant competitive risks. If these risks negatively affect our business, you could lose your entire investment.

          We can provide no assurance that our medical center will be able to compete effectively with other existing healthcare providers. The business of providing healthcare-related services is highly competitive. Many companies, including professionally managed physician practice management companies like ours, have been organized to acquire medical clinics, manage the clinics, and employ clinic physicians at the clinics. Large hospitals, other physician practice centers, private doctor’s offices and healthcare companies, HMOs, and insurance companies are also involved in activities similar to ours. Because our main business is the provision of medical services to the general public, our primary competitors are the local physician practices and hospital emergency rooms in the market where we own our medical center. We believe that all of our current competitors have longer operating histories and significantly greater resources than we do. In addition, these traditional sources of medical services, such as hospital emergency rooms and private physicians, have had in the past a higher degree of recognition and acceptance than the medical center that we operate. In addition, the spa services we provide, such as massages, facials, laser skin treatments and Botox, are offered by other physician offices and health spas, some of which are nationally branded companies. We cannot assure you that we will be able to compete effectively or that additional competitors will not enter the market in the future. If we are unable to compete, we may be forced to curtail or cease our business operations, which might result in the loss of some or all of your investment in our common stock.

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

          The operations and financial success of our company are significantly dependent on Steve Swift, our Chief Executive Officer. While we do maintain key man life insurance on Mr. Swift, should he become unable or unwilling to continue to direct operations, we may lack the funds and financial resources to replace departing management and we would be materially adversely affected. Operations could be materially affected and under certain circumstances, stockholders would lose their entire investment.

Our failure to attract and retain physicians, physician’s assistants, and nurse practitioners in a competitive labor market could limit our ability to execute our growth strategy, resulting in a slower rate of growth.

          Our business depends on our ability to continue to recruit and retain a sufficient number of qualified licensed doctors and nurses. We have contracted with NWAPCP to staff our medical clinic. Pursuant to that agreement, we currently have three full-time physicians, one full-time physician’s assistant, one part time advance practice nurse (nurse practitioner), and two part time physician’s assistants. Although we believe we have an effective recruitment process, there is no assurance that we will be able to secure arrangements with sufficient numbers of licensed doctors and nurses or retain the services of such practitioners. We also recruit our personnel from a variety of employment agencies and services. If we experience delays or shortages in obtaining access to qualified physicians and nurses, we would be unable to expand our services and operations, resulting in reduced revenues.

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

          Substantially all of our revenues in the medical practice division are derived from medical services performed by physicians. Our physicians are provided by NWAPCP pursuant to a Management and Medical Services Agreement. Dr. C. Wade Fox is President of NWAPCP and a significant producer of revenue; along with Dr. James Burrow, a full-time staff physician. Should these higher producing physicians retire, become disabled, terminate their employment agreements or provider contracts, or otherwise become unable or unwilling to continue generating revenues at the current level, or practice medicine within our organization, then medical revenue would be reduced until new physicians are engaged. Although we have demonstrated an ability to recruit and contract physicians; we maintain part-time physicians for volume and replacement demands; we are recruiting an additional full time physician; and, we supplement physician services with Nurse Practitioners and Physician’s Assistants, a loss of existing key physicians would represent a potential reduction of service levels. Patients who have been served by current physicians could choose to request medical services from our competitors, which could reduce our revenues and profits. Moreover, the recruitment and retaining of other qualified physicians to replace the services of such physicians could take an extended period of time.

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

          Our clients may terminate our services at any time and seek medical advice and treatment elsewhere. We do not have any agreements or arrangements that require our clients to meet with us or utilize us beyond the then current treatment or service they contract with us. If our clients decide to seek treatment and services elsewhere, our operations will decline.

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

          Our revenues are derived from private health insurance (92%), private payers (4%) and government reimbursement programs (Medicare – 4%). The Medicare program is subject to statutory and regulatory changes, administrative rulings, and interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way we operate our business. Any future action by the federal government, or by state governments, limiting or reducing the total amount of funds available for such programs could lower the amount of reimbursement available to us. If Medicare reimbursement for care treatment is reduced in the future, private payors including health insurers and managed care companies and other non-government payors may be required to assume a greater percentage of the costs. This could have a material adverse effect on our operating results and financial condition.

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

          The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare industry participants. The recently enacted healthcare reform legislation will impact the demand, delivery and reimbursement for our health care system. The legislation includes increased governmental involvement in health care, changes in reimbursement rates, and other provisions that may change our operating environment and our targeted customers. Healthcare industry participants may react to these reforms and the uncertainty surrounding the implementation by curtailing or deferring certain expenditures, including those for our programs. We cannot predict what impact, if any, such changes in the healthcare industry might have on our business, financial condition and results of operations. In addition, many healthcare providers are consolidating to create larger healthcare delivery enterprises with greater regional market power. As a result, the remaining enterprises could have greater bargaining power, which may lead to price erosion of our programs.

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

          The Arkansas State Medical Board and the Arkansas State Department of Health (“ASMB/ASDH”) are responsible for licensing, registering, and regulating all health care and health service facilities in Arkansas. ASMB/ASDH strive to ensure that these facilities and services comply with standards of safety and quality established by state and federal regulation. Under state and federal regulations, facilities must meet state licensing requirements, submit a completed application with required documentation, and have a satisfactory survey to be “deemed” certified or licensed. If our center loses its state license or its authorizations, it would result in the closure of our center, which would have a material adverse effect on our business.

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

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing stockholders may suffer substantial dilution.

          We will require additional funds to sustain our operations and institute our business plan. We anticipate that we will require up to approximately $2,000,000 to fund our anticipated operations for the next twelve months. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. Even if we do receive additional financing, it may not be sufficient to sustain or expand our development operations or continue our business operations.

          We do not have any contracts or commitments for additional funding, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our development plans. Any additional equity financing may involve substantial dilution to our then existing stockholders.

Our officers, directors and principal stockholders own a controlling interest in our voting stock and investors will not have any voice in our management.

          Our officers, directors and principal stockholders in the aggregate, beneficially own or control the votes of approximately 72.1% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our certificate of incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

          As a result of their ownership and positions, our directors, executive officers and principal stockholders collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors, executive officers or principal stockholders, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Risks Relating to Our Common Stock

The issuance of shares upon conversion of our series A convertible preferred stock and convertible notes may cause immediate and substantial dilution to our existing stockholders and may depress the market price of our common stock.

          As of March 25, 2010, we had 29,335,167 shares of common stock issued and outstanding. There were series A convertible preferred stock outstanding that may be converted into 6,378,750 shares of common stock. In addition, the outstanding convertible debentures with detachable warrants may be converted into 4,956,085 shares of common stock or have the warrants exercised and issued as 2,202,750 shares of common stock. The issuance of shares upon conversion of the series A convertible preferred stock and convertible notes may result in substantial dilution to the interests of other stockholders and may adversely affect the market price of our common stock. In addition, the conversion price of the outstanding series A convertible preferred stock will decrease if we issue securities below the then current conversion price, which would result in the number of shares of common stock issuable upon conversion to increase, resulting in substantial dilution to the purchasers of our common stock. Below, we have calculated the dilutive effects of these securities upon the conversion of the debentures to convertible preferred stock and the exercise of the warrants. Because we have a net asset deficiency, the issuance of additional shares of common stock from conversion of outstanding debentures or preferred stock is anti-dilutive.

As of December 31, 2009

Net tangible assets (A)	$(1,957,463)

Shares outstanding (B)	29,272,667

Assumed conversion of debentures to convertible preferred stock	4,956,085
Assumed conversion of preferred stock	6,378,750
Assumed exercise of outstanding exercisable stock options	4,652,250
Assumed conversion of debentures to common stock	5,548,188

Net additional shares issuable	21,535,273

Adjusted shares outstanding	50,807,940

Net tangible book value per share (A) divided by (B)	$(0.07)

Diluted tangible book value per share (assumed exercise/conversion is anti-dilutive)	$(0.07)

As of December 31, 2009

Net tangible assets (A)	$(1,957,463)

Shares outstanding (B)	29,272,667

Assumed exercise of warrants issued with convertible debentures	2,202,750
Assumed conversion of preferred stock	6,378,750
Assumed exercise of outstanding exercisable stock options	4,652,250
Assumed conversion of debentures to common stock	5,548,188

Net additional shares issuable	18,781,938

Adjusted shares outstanding	48,054,605

Net tangible book value per share (A) divided by (B)	$(0.07)

Diluted tangible book value per share (assumed exercise/conversion is anti-dilutive)	$(0.07)

Our common stock is currently not available for quotation on the OTC Bulletin Board which limits the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

          In order for a company to be eligible for quotation on the OTC Bulletin Board, it must be current in their reports under Section 13 of the Securities Exchange Act of 1934 (“Exchange Act”) and must have a market-maker in order to maintain price quotation privileges on the OTC Bulletin Board. On March 24, 2010, our common stock was removed from the quotation privileges on the OTC Bulletin Board for failure to have an active market-maker. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. A new market maker has filed an application to have our stock reinstated with quotation privileges on the OTC Bulletin Board, however, as of the date of this filing, that has not occurred. In the meantime, our stock will be quoted on the Pink Sheets. If we are unable to get re-listed on the OTC Bulletin Board, that may have an adverse material effect on our company.

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

          As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in their annual reports on Form 10-K. In addition, the independent registered public accounting firm auditing our financial statements must attest to the effectiveness of our internal controls over financial reporting. The attestation requirements by our independent registered public accounting firm are not presently applicable to us but we will become subject to these requirements for the year ended December 31, 2010. If we are unable to conclude that we have effective internal controls over financial reporting or if our independent registered public accounting firm is unable to provide us with a report as to the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

          The Securities and Exchange Commission (“SEC”) has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

          Our common stock is quoted on the Pink Sheets under the symbol “WEQL”. Prior to March 24, 2010, our common stock was quoted on the OTC Bulletin Board under the symbol “WEQL”. On March 24, 2010, our stock was removed from quotation on the OTC Bulletin Board for failure to have an active market-maker. A new market maker has filed an application to have our stock reinstated with quotation privileges on the OTC Bulletin Board, however, as of the date of this filing, that has not occurred.

          Prior to March 20, 2009, our common stock was quoted on the Pink Sheets under the symbol “WEQL”. Prior to January 23, 2009, there was no public market for our common stock. The following table sets forth the high and low closing prices of our common stock for the periods indicated and reported by the OTC Bulletin Board.

Year Ended December 31, 2009	High	Low

First Quarter (1)	$0.00	$0.00
Second Quarter	$0.51	$0.10
Third Quarter	$0.11	$0.01
Fourth Quarter	$0.08	$0.03

     (1) The first trade in our common stock did not occur until the second quarter of 2009.

          On March 25, 2010, the closing sale price of our common stock, as reported by the Pink Sheets, was $0.04 per share. As of March 25, 2010, we had approximately 35 holders of record of our common stock. The number of holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, New York 10004.

Dividends

          We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

Recent Sale of Unregistered Securities and Equity Purchases by the Company

          On December 9, 2009, we issued 262,500 shares of our common stock to Corporate Profile, a consulting company, as part of an agreement for public and investor relation services. Pursuant to the original agreement, we agreed to pay the consultant $6,000 per month ($72,000 per year) and issue 348,600 shares of common stock. In July 2009, we exercised the termination clause in the contract and the consultant agreed to reduce the number of shares of stock to 262,500. The shares have been valued at $0.08888 and $23,238 was recorded as an expense on our consolidated statement of operations. These shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

          Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Information in this Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” and elsewhere in this 10-K that does not consist of historical facts, are “forward-looking statements.” Statements accompanied or qualified by, or containing words such as “may,” “will,” “should,” “believes,” “expects,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume,” and “assume” constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for our products, as well as other factors, many or all of which may be beyond our control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. We disclaim any obligation to update the forward-looking statements in this report.

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

Year ended December 31, 2009 compared to the year ended December 31, 2008

          Net Revenues. We had net revenues for the year ended December 31, 2009 of $3,823,994 compared to the year ended December 31, 2008, which was $3,332,433. This increase of $491,561 is the result of an increase of $527,787 in revenue in the medical clinic services of the business offset by a decrease of $38,676 in revenue in the medical spa segment in 2009 over the previous year. Medical service revenue increases in 2009 are due to: increases in daily medical client volume in 2009 (36,958 total visits in 2009 versus 29,579 total client visits in 2008) and an increase in allergy testing and allergy shots in 2009. Overall, client visits to the medical clinic increased 25%. Medical spa revenues decreased due to a decline in overall client volume (4,692 total visits in 2009 versus 5,715 visits in 2008). We attribute this decrease to a decline in general economic conditions resulting in customers limiting purchases of elective cosmetic products and procedures.

          Operating Expenses. Operating expenses for the year ended December 31, 2009 were $3,862,655 compared to the year ended December 31, 2008, which was $3,778,255. This increase of $84,400 was the result of increased expenses for our medical services and operations, offset by a decline in both medical spa expenses and corporate expenses. Increases in medical clinic expenses of $417,946 included nurse and reception staffing costs (increased $86,375), laboratory and medical supplies expenses (increased $84,645), physician compensation (increased $295,105) related to increased services and the addition of a full-time physician in March 2009 and additional compensation related to two part-time physician’s assistants and one part-time advanced practice nurse added during the year. These increases were offset by a reduction of $44,561 in collections-related expenses as a result of ending our contract with an outsourced medical billing company in July 2009. We now perform all medical billing and collections in-house. Medical spa expenses decreased by $218,734 in 2009 due to a decrease in administrative staffing as well as the transition of several full-time service provider positions to part-time. Medical spa-related payroll costs decreased $56,403. Operating expenses related to medical spa product sales decreased $26,859 as a result of lower demand. Consulting costs related to the medical spa decreased $24,028 as a result of a consulting contract that ended in December 2008. There were no medical spa-related consulting costs in 2009. Administrative support costs declined $33,395 due to a reallocation of administrative payroll during 2009. Various general and administrative costs (including marketing, training, and other expenses) decreased $40,140 due to various cost reduction efforts in the medical spa.

          General corporate expenses decreased approximately $114,812 primarily due to lower consulting costs as a result of a consulting contract that ended in 2008. Consulting expenses decreased $93,629 in 2009. Legal, accounting, and consulting costs associated with the registration statement filing with the SEC also decreased from $291,123 in 2008 to $231,536 in 2009, a reduction of $59,587. These decreases were partially offset by an increase of $22,723 in corporate compensation expenses, due primarily to expenses related to stock options issued to directors, employees, and related parties in 2008 and 2009.

          Operating Loss. Operating loss for the year ended December 31, 2009 was $38,661 compared to the year ended December 31, 2008, which was $445,822. This decrease of $407,161 was primarily the result of continued growth of business revenue (increase of $491,561 in 2009) while holding operating expense growth to $84,400.

          Net Interest Expense. Our net interest expense for the year ended December 31, 2009 was $224,136 compared to the year ended December 31, 2008, which was $286,276. This decrease of $62,140 was primarily the result of the following:

•

Throughout 2006 and 2007, we issued subordinated debentures with detachable warrants, resulting in a debt discount of $177,000. This debt discount is being amortized over the remaining life of the debentures as interest expense. The amortized amount for 2009 decreased $77,814 over 2008; and

•

During 2009, deferred financing costs were incurred in association with the issuance of debt to a related party and stockholder. As part of the issuance of a debenture, we issued common stock valued at $111,100 to the holder of the debenture. These costs are being amortized over the life of the debt, resulting in increased interest expense of $27,775 during 2009.

          Net Loss Applicable to Common Stock. Net loss for the year ended December 31, 2009 was $262,797 as compared to year ended December 31, 2008, which was $732,098. This decrease of $469,301 is primarily the result of items discussed above.

Liquidity and Capital Resources

          As of December 31, 2009, we had a working capital deficit of $1,787,140, resulting from current liabilities of $2,201,863. For the year ended December 31, 2009, operating activities used $64,314 of our cash. Cash used in investing activities totaled $8,467. Cash provided by financing activities totaled $19,216; resulting from $167,299 in debt reductions, which were offset by $186,515 in additional borrowings. Non-cash activities included the exchange of a current note payable to a related party for a long-term subordinated convertible debenture for $443,123 and common stock issued as part of this refinancing valued at $111,100. In addition, $100,005 in convertible debentures was converted into shares of common stock.

          Our days in medical accounts receivables were 35 days and 39 days as of December 31, 2009 and December 31, 2008, respectively. All medical spa services and product sales are paid at the point of service by credit cards, debit cards, checks or cash. Accounts receivable related to medical spa services are not material and are not included in this analysis. Medical clinic services provided by NWAPCP are generally submitted for billing to third-party insurance companies or Medicare within 48 hours of the time of service. Most claims are submitted electronically to the insurance companies and Medicare. These claims become accounts receivable at the time they are submitted to the insurance company. The aging of accounts receivable begins at the date of the billing submission. Insurance companies then review the electronic billing and either ask for more/corrected information, deny the particular service or part of a service or pay it electronically to a bank lock box or by check. In addition, each insurance company adjusts the billing amount for each specific service to the “insurance allowable rate” as specified in that insurance company’s contract with NWAPCP. The insurance company will also identify any portions of the billing that are to be paid by the insured patient (patient responsible). These reviews and adjustments are communicated along with payments to us in an explanation of benefits from the insurance company.

We calculate days sales outstanding using average daily sales over the previous three months to arrive at an average daily charge amount. Medical clinic accounts receivable as of the end of the period is divided by the average daily charge amount to arrive at days sales outstanding. Below is a calculation of the days in medical accounts receivable as reported above:

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008

Gross Medical Clinic Revenue (1)	$1,396,077	$1,174,388
Expense recorded for Contractual adjustment/Bad Debt Allowance	(537,952)	(408,955)

Net Medical Clinic Revenue	$858,125	$765,433

# of Days in period (2)	92	92

Average Daily Charge (3) = (1) / (2)	$15,175	$12,765

Medical Clinic Accounts Receivable (4)	$532,990	$497,303
Other Accounts Receivable	$6,644	$31,408

	$539,634	$528,711

Days in medical accounts receivable = (4) / (3)	35	39

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

          We expect significant capital expenditures during the next 12 months, contingent upon raising capital. These anticipated expenditures are for opening an additional center, property and equipment, overhead and working capital purposes. We have sufficient funds to conduct operations at our current site for the next six months, but not to undertake our expansion plans. We anticipate that we will need an additional $2,000,000 to fund our anticipated operations for the next 12 months, depending on revenues from operations. We have no contracts or commitments for additional funds and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

          We have a note payable to a bank dated August 3, 2005. As of December 31, 2009, the principal face amount owed under the note was $408,920. The proceeds of this loan have been used to fund business start-up costs, acquisitions of equipment and general operations. The loan agreement bears interest at the Wall Street Journal prime rate plus 2.5% adjusted quarterly (5.75% at December 31, 2009). We were required to pay twelve payments of interest only beginning one month from the date of the loan and each month thereafter. Beginning in the thirteenth month of the loan, we began paying monthly principal and interest payments through the date of maturity. The loan matures on August 3, 2013 and is secured by essentially all of our assets as well as a 75% guaranty by the Small Business Administration, a personal guaranty from Steve Swift, our Chief Executive Officer and majority stockholder and life insurance of $1,000,000 on Mr. Swift. This note payable contains certain restrictive covenants, both financial and non-financial. The restrictive covenants include a debt service coverage ratio of 1.5:1, maintaining $1,000,000 in life and disability insurance on our Chief Executive Officer, and restrictions on our Chief Executive Officer’s salary. As of December 31, 2009, we were not in compliance with the debt service coverage ratio. We obtained a written waiver of said covenant for the year ended December 31, 2009. If we continue to be unable to meet the covenant, the bank could demand full and immediate payment, which we cannot repay at this time. The bank has the right to take possession of the collateral, to operate our business using the collateral, and has the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under the note.

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

          On April 15, 2009, we borrowed $50,000 from Steve Swift, our CEO. We issued Mr. Swift a convertible debenture in the principal face amount of $50,000. The debenture matures on the second anniversary of the date of issuance and bears interest at the annual rate of 10%. We are not required to make any payments until the maturity date.

          Mr. Swift may convert, at any time, any amount outstanding under the debenture into shares of our common stock of the Company at a conversion price equal to the last sale price of our common stock on the trading day preceding the conversion date.

          On May 11, 2009, we entered into a letter agreement with Regent Private Capital, LLC (“Regent”). Pursuant to the agreement, we and Regent agreed to exchange $443,123.28 of outstanding debt (the “Outstanding Debt”) we owed to Regent for a convertible debenture (the “Debenture”) in the principal face amount of the Outstanding Debt. The Outstanding Debt was bridge financing provided by Regent to us from time to time that was payable on demand. In connection with the agreement, we issued 1,250,000 shares of our common stock to Regent. The agreement was made effective as of April 1, 2009. Lawrence Field, one of our directors, is the Managing Partner of Regent.

          The debenture will be due and payable three years from April 1, 2009, and shall accrue interest at the rate of 10% per annum. The debenture will be convertible into shares of our common stock at a conversion price of $0.08888 per share, subject to change as per the terms of the debenture.

Critical Accounting Policies

Accounts Receivable

          Accounts receivable principally represent receivables from customers and third-party payors for medical services provided by clinic physicians, less an allowance for contractual adjustments and doubtful accounts. We estimate the collectability of receivables based on our collection history. We recorded contractual adjustments and bad debt expense of approximately $1,766,000 and $1,414,000 for the years ended December 31, 2009 and 2008, respectively. We recorded contractual adjustments of approximately $1,509,000 and $1,210,000 for the years ended December 31, 2009 and 2008, respectively. We recorded bad debt expense of approximately $257,000 and $204,000 for the years ended December 31, 2009 and 2008, respectively. Our revenues and receivables are reported at their estimated net realizable amounts and are subject to audit and adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered and are adjusted in the period of settlement. Actual settlements could have an adverse material effect on our financial position and operations.

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

	As of December 31, 2009

	60 days or less	61 – 120 days	Greater than 120 days	Total

Medicare	$13,282	$3,510	$10,461	$27,253
Third party insurance (1)	182,166	34,389	36,328	252,883
Self pay (2)	23,805	29,739	199,310	252,854
Other	3,530	2,765	349	6,644

Total Accounts Receivable	$222,783	$70,403	$246,448	$539,634

	As of December 31, 2008

	60 days or less	61 – 120 days	Greater than 120 days	Total

Medicare	$19,173	$1,966	$2,691	$23,830
Third party insurance (1)	224,900	40,113	48,859	313,872
Self pay (2)	31,883	28,891	98,827	159,601
Other	15,873	5,173	10,362	31,408

Total Accounts Receivable	$291,829	$76,143	$160,739	$528,711

(1)	Third party insurance represents claims made to insurance companies not classified as Medicare, Medicaid, or other government-backed program.
(2)	Self pay receivables are defined as all amounts due from individuals. The amounts can include amounts due from uninsured patients and co-payments or deductibles.

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

          In computing Diluted EPS, only potential common shares that are dilutive — those that reduce earnings per share or increase loss per share — are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be anti-dilutive, such as when a loss from continuing operations is reported. The “control number” for determining whether including potential common shares in the Diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there is a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. Therefore, basic and diluted EPS are calculated in the same manner for the years ended December 31, 2009 and 2008, as there were losses from continuing operations for those periods.

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

Recent Accounting Pronouncements

          In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which will be effective for our first quarter of fiscal 2010. This new guidance requires entities to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The enterprise is required to assess, on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed. This guidance changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a variable interest entity that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the variable interest entity. In addition, it requires enhanced disclosures that will provide investors with more transparent information about an enterprise’s involvement with a variable interest entity. The Company has determined that NWAPCP is a variable interest entity as defined by the standard. We are currently evaluating the impact of the guidance on our financial statements, however we do not expect there to be a material impact to our financial statements.

          In June 2009, the FASB issued authoritative guidance which established the FASB Accounting Standards Codification (“ASC” or “Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and, subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. The guidance is not intended to change or alter existing GAAP. The guidance became effective for us in the fourth quarter of 2009. The guidance did not have an impact on the Company’s financial position, results of operations or cash flows. All references to previous numbering of FASB Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts have been removed from the financial statements and accompanying footnotes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8. FINANCIAL STATEMENTS.

WELLQUEST MEDICAL & WELLNESS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WellQuest Medical & Wellness Corporation

We have audited the accompanying consolidated balance sheets of WellQuest Medical & Wellness Corporation as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WellQuest Medical & Wellness Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that WellQuest Medical & Wellness Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, WellQuest Medical & Wellness Corporation’s recurring losses from operations, stockholders’ deficit, and inability to generate sufficient cash flow to meet its financial obligations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assessment of the effectiveness of WellQuest Medical & Wellness Corporation’s internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ HOGANTAYLOR LLP

Fayetteville, Arkansas
March 31, 2010

WELLQUEST MEDICAL & WELLNESS CORPORATION

Consolidated Balance Sheets

December 31, 2009 and 2008

	2009	2008

Assets
Current assets:
Cash	$49,700	$103,265
Accounts receivable, less allowances of $245,388 and $235,348 at December 31, 2009 and 2008, respectively	294,246	293,363
Other current assets	70,777	50,737

Total current assets	414,723	447,365
Property and equipment, net	279,967	387,125

Deferred financing costs, net of accumulated amortization of $27,775 and $0 at December 31, 2009 and 2008, respectively	83,325	—

	$778,015	$834,490

Liabilities and Stockholders’ Deficit
Current liabilities:
Line of credit	$167,500	$202,494
Accounts payable	309,778	293,312
Accrued liabilities	155,783	232,034
Due to physicians and related parties	598,230	521,118
Note payable to related party	40,000	349,608
Current maturities of long-term debt	408,920	517,324
Current obligations under capital leases	28,155	23,902
Current maturities of subordinated debentures payable to stockholders, net of unamortized discount of $0 and $17,093 at December 31, 2009 and 2008, respectively	493,497	523,409

Total current liabilities	2,201,863	2,663,201
Long-term obligations under capital leases, less current portion	90,492	118,646
Subordinated debentures payable to stockholders, less current maturities	443,123	—

Total liabilities	2,735,478	2,781,847

Stockholders’ deficit:
Preferred stock - $.01 par value; authorized 2,500,000 shares 75,000 shares designated as Series A convertible preferred stock; 25,515 and 37,440 shares issued and outstanding at December 31, 2009 and 2008, respectively	255	374
Common stock - $.001 par value; authorized 150,000,000 shares; 29,272,667 and 23,716,361 shares issued and outstanding at December 31, 2009 and 2008, respectively	29,273	23,716
Additional paid-in capital	1,510,283	1,263,030
Warrants	177,000	177,000
Accumulated deficit	(3,674,274)	(3,411,477)

Total stockholder’s deficit	(1,957,463)	(1,947,357)

Total liabilities and stockholders’ deficit	$778,015	$834,490

The accompanying notes are an integral part of these consolidated financial statements.

WELLQUEST MEDICAL & WELLNESS CORPORATION

Consolidated Statements of Operations

Years ended December 31, 2009 and 2008

	2009	2008

Net revenues	$3,823,994	$3,332,433

Operating expenses:
Salaries, wages and benefits	1,247,574	1,256,706
Rents and facility expenses	287,131	304,391
Clinic direct expenses, excluding salaries, wages and benefits	1,527,040	1,138,221
Spa direct expenses, excluding salaries, wages and benefits	295,639	341,591
General corporate expenses	389,646	622,969
Depreciation and amortization	115,625	114,377

Total operating expenses	3,862,655	3,778,255

Operating loss	(38,661)	(445,822)

Interest income (expense):
Interest income	—	3,232
Interest expense	(224,136)	(289,508)

Net interest expense	(224,136)	(286,276)

Net loss	$(262,797)	$(732,098)

Loss per common share:
Basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares and dilutive common share equivalents outstanding:
Basic and diluted	26,867,425	23,608,429

The accompanying notes are an integral part of these consolidated financial statements.

WELLQUEST MEDICAL & WELLNESS CORPORATION

Consolidated Statements of Stockholders’ Deficit

Years ended December 31, 2009 and 2008

	Common		Series A Convertible Preferred		Additional Paid-in		Accumulated	Total Stockholders’

	Shares	$	Shares	$	Capital	Warrants	Deficit	Deficit

Balance, December 31, 2007	22,975,250	$22,975	37,440	$374	$1,184,304	$177,000	$(2,679,379)	$(1,294,726)
Net loss	—	—	—	—	—	—	(732,098)	(732,098)
Issuance of common stock for cash	741,111	741	—	—	65,259	—	—	66,000
Stock-based compensation	—	—	—	—	13,467	—	—	13,467

Balance, December 31, 2008	23,716,361	23,716	37,440	374	1,263,030	177,000	(3,411,477)	(1,947,357)

Net loss	—	—	—	—	—	—	(262,797)	(262,797)
Conversion of preferred stock to common stock	2,981,250	2,981	(11,925)	(119)	(2,862)	—	—	—
Conversion of subordinated debentures to common stock	1,062,556	1,063	—	—	98,942	—	—	100,005
Issuance of common stock for services performed	262,500	263	—	—	22,975	—	—	23,238
Stock issued to related party in connection with a subordinated convertible debenture	1,250,000	1,250	—	—	109,850	—	—	111,100
Stock-based compensation	—	—	—	—	18,348	—	—	18,348

	29,272,667	$29,273	25,515	$255	$1,510,283	$177,000	$(3,674,274)	$(1,957,463)

The accompanying notes are an integral part of these consolidated financial statements.

WELLQUEST MEDICAL & WELLNESS CORPORATION

Consolidated Statements of Cash Flows

Years ended December 31, 2009 and 2008

	2009	2008

Cash Flows from Operating Activities
Net loss	$(262,797)	$(732,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115,625	114,377
Provision for uncollectible accounts	10,040	50,763
Amortization of debt discount	17,093	94,907
Amortization of deferred financing costs	27,775	—
Stock issued for services performed	23,238	—
Stock-based compensation	18,348	13,467
Change in assets and liabilities:
Accounts receivable	(10,923)	(15,009)
Other current assets	(20,040)	14,992
Accounts payable and accrued liabilities	(59,785)	54,566
Due to physicians and related parties	77,112	145,783

Net cash used in operating activities	(64,314)	(258,252)

Cash Flows from Investing Activities
Purchases of property and equipment	(8,467)	(6,175)

Cash Flows from Financing Activities
Repayment of long-term borrowings and obligations under capital leases	(132,305)	(123,356)
Proceeds from issuance of subordinated notes to stockholders	53,000	—
Repayments of subordinated notes to stockholders	—	(25,000)
Net borrowings (repayments) on line of credit	(34,994)	8,729
Proceeds from issuance of note payable to related party	133,515	349,608
Proceeds from issuance of common stock	—	66,000

Net cash provided by financing activities	19,216	275,981

Net increase (decrease) in cash	(53,565)	11,554
Cash, beginning of year	103,265	91,711

Cash, end of year	$49,700	$103,265

Non-cash Investing and Financing Activities
Restricted certificate of deposit applied to long-term borrowings	$—	$250,000
Exchange of current note payable to related party for long-term subordinated convertible debenture and common stock	443,123	—
Stock issued to related party in connection with a subordinated convertible debenture	111,100	—
Conversion of subordinated debentures held by stockholders	100,005	—

	$654,228	$250,000

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$134,475	$147,175

The accompanying notes are an integral part of these consolidated financial statements.

WELLQUEST MEDICAL & WELLNESS CORPORATION

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

WellQuest delivers an integrated model of primary medical care, preventive/wellness services and medical esthetics in upscale facilities located in high-traffic retail corridors. The delivery site is titled “WellQuest Medical Clinic and Spa,” a trademarked business name. The WellQuest concept combines a customer-service oriented medical treatment facility for interventional care with programmed preventive services and products that lead clients in the quest for wellness. The facility also houses an advanced medical spa for skincare services and products. WellQuest currently operates one facility in Bentonville, Arkansas.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WellQuest, it’s wholly owned subsidiary, WellQuest of Arkansas, and Northwest Arkansas Primary Care Physicians, P.A., a variable interest entity, (collectively, the “Company”).

WellQuest of Arkansas entered into a Management and Medical Services Agreement with Northwest Arkansas Primary Care Physicians, P.A (“NWAPCP”) pursuant to which NWAPCP was granted exclusive rights to operate medical practices in the current center and all future sites that WellQuest of Arkansas might open in Northwest Arkansas. As a result, NWAPCP is responsible for hiring all physicians and nurse practitioners who operate in the medical clinic. The proceeds from the practice are assigned to WellQuest of Arkansas. From those proceeds, WellQuest of Arkansas pays the compensation of the employees of NWAPCP and all expenses associated from the conduct of the practice. WellQuest of Arkansas receives a monthly management fee of 7.5% of NWAPCP’s net revenues, and after all practice loans and interest are repaid in full, receives a performance bonus as a share of any practice operating profits after physician compensation and all practice operating expenses are paid. Any remaining profits are paid to NWAPCP. Because NWAPCP currently has outstanding loans due to WellQuest of Arkansas, 80% of any remaining profits are used to reduce the debt. The remaining 20% of any remaining profits are paid or payable to the owners of NWAPCP. Once the debt has been repaid in full, remaining profits will be paid or payable to NWAPCP.

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

Management’s Plans

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2009, the Company had a working capital deficit of approximately $1,787,000 and had incurred net losses of approximately $263,000 for the year ended December 31, 2009 and approximately $732,000 for the year ended December 31, 2008. The Company also has an accumulated deficit of approximately $3,674,000 and total stockholder deficit of $1,957,000 at December 31, 2009. The Company has, in large part, been supported by the proceeds of long-term debt and certain major stockholders, primarily through subordinated debentures. There is no commitment for such stockholders to continue providing financial support to the Company.

WELLQUEST MEDICAL & WELLNESS CORPORATION

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

WellQuest is seeking to identify potential equity participants in the public and private equity markets in an attempt to generate sufficient additional investment capital to meet working capital needs for expansion and development. Management and major stockholders are currently marketing the Company based on management’s plans which include: expanding the model, which will enable WellQuest to spread its management costs over several centers; fund expansion to a major metropolitan area in the United States; and complete development of the business model. Equity funding will further allow WellQuest to reduce debt service requirements.

Completion of management’s plans will require the Company to obtain additional debt or equity financing beyond those resources currently available to the Company. There is no assurance the Company will be successful in securing resources to fund current obligations as they become due in 2010 or to support the Company until such time, if ever, that the Company is able to consistently generate income from operations.

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

Accounts Receivable

Accounts receivable principally represent receivables from customers and third-party payors for medical services provided by clinic physicians, less an allowance for contractual adjustments and doubtful accounts. Claims for insured patients are first filed with insurance, at which time the net realizable amount is unknown. The insurance company processes the claim and calculates the payment made to the Company. The Company charges any difference between the amount filed and the amount paid against the allowance. The Company estimates the collectability of receivables based on industry standards and the Company’s collection history. The Company recorded contractual adjustments and bad debt expense of approximately $1,766,000 and $1,414,000 in 2009 and 2008, respectively. These amounts are considered in the determination of net revenue on the statements of operations. Adjustments to the allowance for doubtful accounts for December 31, 2009 and 2008 are as follows:

WELLQUEST MEDICAL & WELLNESS CORPORATION

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Description	Balance at Beginning of Period	Charged to Net Revenue	Deductions	Balance at End of Period

Year ended December 31, 2009:
Allowance for doubtful accounts
Contractual adjustments	$119,210	$1,508,762	$1,524,341	$103,631
Bad debt expense	116,138	257,366	231,747	141,757

	$235,348	$1,766,128	$1,756,088	$245,388

Year ended December 31, 2008:
Allowance for doubtful accounts
Contractual adjustments	$139,055	$1,209,908	$1,229,753	$119,210
Bad debt expense	45,530	203,829	133,221	116,138

	$184,585	$1,413,737	$1,362,974	$235,348

Other Current Assets

Other current assets include $44,405 of inventoried medical supplies, cosmetics, and skincare products. These assets are recorded at the lower of cost or market on a first in, first out basis. The Company performs quarterly reviews of inventory for expired or obsolete items and if necessary, records a valuation allowance.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Useful lives of furniture and equipment are estimated to range from five to fifteen years; useful lives of leasehold improvements are estimated to be ten years. Gains or losses on sale or other dispositions of property and equipment are credited or charged to income in the period incurred. Repairs and maintenance costs are charged to income in the period incurred, unless it is determined that the useful life of the respective asset has been extended.

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

Spa revenues are recognized at the time of sale, as this is when the services have been provided or, in the case of product revenues, delivery has occurred, and the spa receives the customer’s payment. Revenues from pre-paid purchases are also recorded when the customer takes possession of the merchandise or receives the service. Pre-paid purchases are defined as either gift cards or series sales. Series sales are the purchase of a series of services to be received over a period of time. Prepaid purchases are recorded as a liability (deferred revenue) until they are redeemed. Gift cards expire two years from the date of the customer’s purchase. Series sales do not carry an expiration date.

WELLQUEST MEDICAL & WELLNESS CORPORATION

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Income Taxes

Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of the Company’s assets and liabilities. Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not. A valuation allowance would be provided for deferred tax assets for which realization is not likely.

Share-Based Payment and Stock-Based Compensation Plan

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

On April 4, 2008, the stockholders of the Company adopted the WellQuest Medical and Wellness Corporation 2008 Incentive Stock Plan (the 2008 Plan).

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

On August 4, 2008, the Company granted stock options for 500,000 shares of stock at an exercise price of $0.08888 per share. The options are subject to a vesting schedule as follows: 166,667 options on August 4, 2008; 166,667 options on August 4, 2009; and 166,666 options on August 4, 2010. The options have a termination date of August 3, 2018. Compensation expense was calculated at approximately $29,000, which will be recognized over the vesting period. The amount expensed in 2009 and 2008 related to these options was approximately $10,000 and $13,000, respectively. The Company has reserved 500,000 shares of common stock for the exercise of these options.

On December 9, 2008, the Company granted stock options for 300,000 shares of stock at an exercise price of $0.08888 per share. The options are subject to a vesting schedule as follows: 100,000 options on April 14, 2011; 100,000 options on April 14, 2012; and 100,000 options on April 14, 2013. The options have a termination date of April 14, 2015. Compensation expense was calculated at approximately $23,000, which will be recognized over the vesting period. The amount expensed in 2009 related to these options was approximately $6,000. The Company has reserved 300,000 shares of common stock for the exercise of these options.

On December 14, 2009, the Company granted stock options for 3,852,250 shares of stock at an exercise price of $0.20 per share. The options are subject to a vesting schedule as follows: 1,284,083 options on December 14, 2011; 1,284,083 options on December 14, 2012; and 1,284,084 options on December, 2013. The options have a termination date of December 14, 2015. Compensation expense was calculated at $110,362, which will be recognized over the vesting period. The Company has reserved 3,852,250 shares of common stock for the exercise of these options.

The following table provides information as of December 31, 2009 regarding shares outstanding and available for issuance under our existing stock option plan.

WELLQUEST MEDICAL & WELLNESS CORPORATION

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

	Weighted Average
	Number	Exercise Price	Fair Value of Options	Remaining Contractual Life	Aggregate Intrinsic Value

Balance, December 31, 2007	—	—	—	—	—

Granted	800,000	$0.08888	—	9.6	—

Balance, December 31, 2008	800,000	$0.08888	—	9.6	—

Granted	3,852,250	$0.20000	—	6.0	—

Balance, December 31, 2009	4,652,250	$0.18089	—	6.2	—

Exercisable at December 31, 2009	333,333	$0.08888	—	8.6	—

          The following table details the options granted to certain members of the board of directors and management during 2008 and 2009 and the assumptions used in the Black-Scholes option valuation model for those grants:

Grant Date	Number of Shares	Exercise Price	Risk-Free Interest Rate	Estimated Volatility	Dividend Yield	Forfeiture Rate	Expected Life

Aug-08	500,000	$0.08888	4.50%	180%	None	0%	10 years
Dec-08	300,000	$0.08888	2.03%	190%	None	0%	7 years

Dec-09	3,852,250	$0.20000	2.67%	190%	None	0%	6 years

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

As of December 31, 2009, there was $5,604 of unrecognized compensation expense related to non-vested share-based compensation arrangements under the 2008 Plan for the grants in August 2008. That cost is expected to be recognized on a straight-line basis over a period of 7 months. In addition, as of December 31, 2009 there was $17,464 of unrecognized compensation expense related to non-vested share-based compensation for the December 2008 grants. That cost is expected to be recognized on a straight-line basis over a period of 40 months. In addition, as of December 31, 2009 there was approximately $107,296 of unrecognized compensation expense related to non-vested share-based compensation for the December 2009 grants. That cost is expected to be recognized on a straight-line basis over a period of 35 months.

On December 9, 2009, we issued 262,500 shares of our common stock to Corporate Profile, a consulting company, as part of an agreement for public and investor relation services. Pursuant to the original agreement, the Company agreed to pay the consultant $6,000 per month ($72,000 per year) and issue 348,600 shares of common stock. In July 2009, the Company

WELLQUEST MEDICAL & WELLNESS CORPORATION

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

exercised the termination clause in the contract and the consultant agreed to reduce the number of shares of stock to 262,500. The shares have been valued at $0.08888 and $23,238 was recorded as an expense Company’s consolidated statement of operations.These shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Deferred Financing Costs

Deferred financing costs were incurred in association with the issuance of debt to a related party and stockholder. As part of the issuance of a $443,123 subordinated debenture (Note 5), the Company issued 1,250,000 shares of common stock to the holder of the debenture. The shares were issued during the second quarter of 2009 and were valued at $111,100. These costs are being amortized over the life of the debt. Amortization expense of $27,775 and $0 was recorded during the years ended December 31, 2009 and 2008, respectively, and was recorded in interest expense.

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

In computing Diluted EPS, only potential common shares that are dilutive — those that reduce earnings per share or increase loss per share — are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be anti-dilutive, such as when a loss from continuing operations is reported. The “control number” for determining whether including potential common shares in the Diluted EPS computation would be anti-dilutive is income from continuing operations. As a result, if there is a loss from continuing operations, Diluted EPS would be computed in the same manner as Basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change. Therefore, Basic and Diluted EPS are calculated in the same manner for the years ended December 31, 2009 and 2008, as there were losses from continuing operations for those periods.

Anti-dilutive and/or non-exercisable warrants, convertible preferred stock, convertible subordinated debentures, and unexercised stock options represent approximately 21,500,000 and 16,200,000 common shares at December 31, 2009 and 2008, respectively which may become dilutive in future calculations of EPS.

EPS has been retroactively adjusted to reflect the effect of a February 14, 2008 stock split of 249 shares of our common stock for every share of common stock held on that date as discussed in Note 8.

Advertising

Advertising costs are expensed as incurred. Advertising expense approximated $45,000 and $74,000 in 2009 and 2008, respectively, and have been included in general corporate expenses in the consolidated statements of operations.

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which will be effective for our first quarter of fiscal 2010. This new guidance requires entities to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The enterprise is required to assess, on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed. This guidance changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a variable interest entity that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the variable interest entity. In addition, it requires enhanced disclosures that will provide investors with

WELLQUEST MEDICAL & WELLNESS CORPORATION

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

more transparent information about an enterprise’s involvement with a variable interest entity. The Company has determined that NWAPCP is a variable interest entity as defined by the standard. We are currently evaluating the impact of the guidance on our financial statements, however we do not expect there to be a material impact to our financial statements.

In June 2009, the FASB issued authoritative guidance which established the FASB Accounting Standards Codification (“ASC” or “Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and, subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. The guidance is not intended to change or alter existing GAAP. The guidance became effective for us in the fourth quarter of 2009. The guidance did not have an impact on the Company’s financial position, results of operations or cash flows. All references to previous numbering of FASB Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts have been removed from the financial statements and accompanying footnotes.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on the Company’s net loss.

3. Property and Equipment

The following is a summary of property and equipment as of December 31:

	2009	2008

Furniture and equipment	$694,059	$687,255
Leasehold improvements	24,279	22,616

	718,338	709,871
Less accumulation depreciation	(438,371)	(322,746)

Property and equipment, net	$279,967	$387,125

At December 31, 2009 and 2008, property and equipment includes equipment acquired under capital lease with a total cost of $173,176. Amortization of the property and equipment acquired under capital lease of $28,863 is included in depreciation expense for each of the years ended December 31, 2009 and 2008.

4. Line of Credit and Note Payable to Related Party

The Company has a revolving line of credit with a bank dated June 12, 2006 that allows for a maximum borrowing of $200,000. The outstanding balance is due on demand or, if not demanded, September 12, 2010. Interest accrues on this note at 6.25% and is payable monthly. The note is collateralized by accounts receivable and general intangibles, as well as personal guarantees from certain officers, directors and stockholders. The amount of available credit on the line of credit is calculated as 80% of collectible accounts receivable. As of December 31, 2009, the Company has fully borrowed the available amount from this line of credit. This line of credit is subordinated to the note payable to a bank discussed in Note 5. Subsequent to December 31, 2009, the bank reduced the maximum borrowing amount to $175,000.

The Company has a note payable due to a related party and stockholder in the amount of $40,000 as of December 31, 2009. The proceeds from the note were primarily used to pay for ongoing fees associated with the Company’s public filing status. The note is due on demand and carries an interest rate of 10%.

5. Long-Term Debt and Subordinated Debentures Payable to Stockholders

WELLQUEST MEDICAL & WELLNESS CORPORATION

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Long-Term Debt

The Company has a note payable to a bank dated August 3, 2005. The proceeds of this loan have been used to fund business start-up costs, acquisitions of equipment and general operations. The loan agreement bears interest at the Wall Street Journal prime rate plus 2.5% adjusted quarterly (5.75% at December 31, 2009). The Company was required to pay twelve payments of interest only beginning one month from the date of the loan and each month thereafter. Beginning in the thirteenth month of the loan, the Company began paying monthly principal and interest payments through the date of maturity. The loan matures on August 3, 2013 and is secured by essentially all assets of the Company as well as a 75% guaranty by the Small Business Administration, a personal guaranty from the Company’s CEO and majority stockholder and life insurance of $1,000,000 on the CEO. $250,000 of the original loan proceeds were used to purchase a certificate of deposit to serve as partial collateral for this note. In April 2008, the bank released the certificate of deposit and used the proceeds to reduce the principal balance of the note.

This note payable contains certain restrictive covenants, both financial and non-financial. The restrictive covenants include a debt service coverage ratio of 1.5:1, maintaining $1,000,000 in life and disability insurance on the CEO, and restrictions on the CEO’s salary. As of December 31, 2009, the Company was not in compliance with the debt service coverage ratio. The Company obtained a written waiver of said covenant for the year ended December 31, 2009. Since the Company was unable to obtain a written waiver of the covenant through January 1, 2011, the Company has classified the entire remaining debt as a current liability. At December 31, 2009 and 2008, the balance on this note was $408,920 and $517,324, respectively.

Subordinated Debentures Payable to Stockholders

Subordinated debentures payable to stockholders consisted of the following as of December 31:

	2009	2008

Subordinated debentures with detachable warrants	$50,000	$100,005
Subordinated convertible debentures	446,123	—
Subordinated convertible debentures with detachable warrants	440,497	440,497

Total subordinated debentures	936,620	540,502
Less amount of debt discount attributable to warrants outstanding	—	17,093

	936,620	523,409
Less current maturities of subordinated debentures	493,497	523,409

Long-term subordinated debentures	$443,123	$—

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

During 2009, two investors converted $50,000 in debentures into 562,556 shares of the Company’s common stock. In December 2009, the remaining investor, representing $50,000 in debentures, extended the maturity date to March 31, 2010.

WELLQUEST MEDICAL & WELLNESS CORPORATION

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Subordinated Convertible Debentures with Detachable Warrants

In 2007 and 2006, the Company issued convertible debentures with detachable warrants to certain stockholders as detailed below. These debentures bear interest at the fixed rate of 10% per annum, and shall be paid in arrears on a quarterly basis. These debentures carried original maturity dates at various times in 2008 and 2009, at which time the unpaid principal balance was due and payable. The holders of these debentures have extended the maturity dates to June 30, 2010. The rights of the holders under these debentures to collect the amounts due are subordinated to the rights of the banks owed as identified under Long-Term Debt and Note 4 above. These debentures are convertible in full into shares of the Company’s series A convertible preferred stock at the option of the holder at any time after the date of issuance. No partial conversions of the debentures are allowed. The conversion price is $22.22 per share, subject to adjustment pursuant to the terms of the debenture agreement. As additional consideration for these debentures, the Company issued warrants to purchase 2,202,750 shares of the common stock of the Company at a price of $0.01 per share. The holder of these debentures will have the option to either: (i) exercise the warrant and acquire common stock, or (ii) exercise the conversion feature of this debenture, and acquire preferred stock of the Company. There were no conversions or exercise of warrants attributable to these convertible debentures in 2009.

Issuance of Subordinated Convertible Debentures with Detachable Warrants

During 2007 and 2006, the Company issued convertible debentures with detachable warrants in the amount of $440,497 to six stockholders. As part of the transaction, the Company issued warrants to purchase 2,202,750 shares of common stock. The warrants were valued at $177,000. The debentures and the accompanying warrants had original expiration dates throughout 2009. The maturity dates of these debentures have been extended to June 30, 2010.

During the years ended December 31, 2009 and 2008, the Company amortized debt discount of approximately $17,000 and $95,000, respectively, related to the warrants issued with the subordinated debentures discussed above. The discount was amortized to interest expense over the life of the respective debenture. The warrant valuation was determined at the respective grant dates using the Black-Scholes option-pricing model, with the following details and assumptions. The underlying stock price was $0.08888, and the exercise price of the warrants was $0.01. The volatility of the stock underlying the warrants ranged from 50% to 200%, and the risk-free rates of return ranged from 4.18% to 5.05%.

Subordinated Convertible Debentures

During the second quarter of 2009, the Company entered into an agreement with a stockholder and related party whereby the related party agreed to exchange $443,123 of outstanding debt owed by the Company to the related party for a convertible debenture (the debenture) in the principal face amount of the outstanding debt. The outstanding debt was bridge financing provided to the Company from time to time that was payable on demand. In connection with the agreement, the Company issued 1,250,000 shares of common stock to the related party. The agreement was made effective as of April 1, 2009. The debenture will be due and payable April 1, 2012, and accrues interest at the rate of 10% per annum. The debenture will be convertible into shares of common stock of the Company at a conversion price of $0.08888 per share. The shares have been valued at $0.08888 per share and the cost has been recorded as deferred financing costs and will be amortized over the life of the associated debenture.

In December 2009, the Company issued convertible debentures to three related parties in exchange for $3,000. These funds were used for corporate expenses. The debentures bear interest at an annual rate of 10% and are convertible at a price equal to the last sale price of the Company’s common stock on the trading day preceding the conversion date. Subsequent to December 31, 2009, the holders of two of the debentures (representing $2,000 of the $3,000 in total debentures) elected to convert the instruments into a total of 62,500 shares of common stock.

6. Lease Commitments

The Company leases office space under operating leases expiring July 2011 and September 2015. Total expense related to these leases was $214,890 and $221,283 for the years ended December 31, 2009 and 2008, respectively. The Company leases a vehicle under an operating lease expiring July 2010. The vehicle is leased from the Company’s CEO, and primary stockholder. Total expense incurred in 2009 related to this lease was $6,348.

WELLQUEST MEDICAL & WELLNESS CORPORATION

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

The Company leases certain equipment under a capital lease expiring May 2013. The equipment is leased from an entity partially owned by a stockholder of the Company. The aggregate monthly lease payments are approximately $3,800.

Future minimum rental payments as of December 31, 2009 are as follows:

	Capital Lease	Operating Leases

2010	45,653	219,081
2011	45,653	204,682
2012	45,653	186,119
2013	19,020	186,119
2014	—	186,119
Thereafter	—	124,079

	155,979	1,106,199

Less amount representing interest	37,332

Present value of future minimum lease payments	118,647
Less – current obligations under capital lease	28,155

Long-term obligations under capital lease	$90,492

7. Series A Convertible Preferred Stock

A summary of the preferred stock at December 31, 2009 is as follows:

	Shares Authorized	Shares Issued	Shares Outstanding	Par Value	Liquidation Value

Series A	75,000	25,515	25,515	$0.01	$1,133,887

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

Liquidation – In the event of any liquidation, dissolution, or winding-up of the Company (including a change of control), the holders of the preferred stock shall be entitled to receive, out of the remaining assets of the Company, the liquidation value in cash for each of the shares of preferred stock they then hold. These distributions will be made prior to any distributions to other stockholders. Any amounts remaining after such distributions will be distributed to the holders of the common stock and the preferred stock on parity with each other (on an as-converted basis). In the event the Company at any time or from time to time after the original issue date shall declare or pay any dividend on the preferred stock payable in preferred stock, or effect a subdivision or combination of the outstanding shares of preferred stock (by reclassification or otherwise than by payment of a dividend in preferred stock), then and in any such event, the liquidation value shall be proportionately decreased in the case of a stock dividend or subdivision and proportionately increased in the case of a combination of shares effective, in the case of such dividend, immediately after the close of business on the record date for the determination of holders of preferred stock entitled to receive such dividend or, in the case of a subdivision or combination, at the close of business immediately prior to the date

WELLQUEST MEDICAL & WELLNESS CORPORATION

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

upon which such corporate action becomes effective.

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

Shares Reserved for Future Issuance – As of December 31, 2009 and 2008, the Company has reserved shares of common stock for future issuance for the following purposes:

	2009	2008

Conversion of outstanding preferred stock to common stock	6,378,750	9,360,000
Conversion of subordinated convertible debentures to preferred stock and then to common stock	4,956,085	4,956,085
Conversion of subordinated debentures to common stock	5,548,188	1,125,169
Stock options	4,652,250	800,000

Total	21,535,273	16,241,254

Calculation of Shares Reserved for Future Issuance

Conversion of outstanding preferred stock to common stock:
Number of preferred shares outstanding	25,515
Multiplier (see Note 7)	$22.22

$566,943.30
Conversion price (see Note 7)	$0.08888

Number of common shares	6,378,750

Conversion of subordinated convertible debentures to preferred stock and then to common stock:
Outstanding subordinated convertible debentures	440,497
Conversion price (see Note 5)	$22.22

Number of preferred shares	19,824
Multiplier (see Note 7)	$22.22

440,497
Conversion price (see Note 7)	$0.08888

Number of common shares	4,956,085

Conversion of subordinated convertible debentures to common stock:
Outstanding subordinated convertible debentures	443,123
Conversion price (see Note 7)	$0.08888

Number of common shares	4,985,632

WELLQUEST MEDICAL & WELLNESS CORPORATION

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Conversion of subordinated debentures to common stock:
Outstanding subordinated convertible debentures	50,000
Conversion price (see Note 5)	$22.22

Number of preferred shares	2,250
Multiplier (see Note 7)	$22.22

50,000
Conversion price (see Note 7)	$0.08888

Number of common shares	562,556

On February 14, 2008, the Company effected a stock split of 249 shares of common stock for every share of common stock held on that date. All information contained in the Company’s financial statements related to shares and per share data has been adjusted to reflect the split.

During the second quarter of 2009, the Company borrowed $50,000 from the Company’s CEO and Chairman. The Company issued a convertible debenture in the principal face amount of $50,000. The debenture is convertible at a price equal to the last sale price of the Company’s common stock on the trading day preceding the conversion date. The debenture carried a maturity day of April 15, 2010 and an annual interest rate of 10%. The debenture was subsequently converted during 2009 into 500,000 shares of common stock per the terms of the debenture.

In December 2009, the Company issued convertible debentures to three related parties in exchange for $3,000. These funds were used for corporate expenses. The debentures bear interest at an annual rate of 10% and are convertible at a price equal to the last sale price of the Company’s common stock on the trading day preceding the conversion date. Subsequent to December 31, 2009, the holders of two of the debentures (representing $2,000 of the $3,000 in total debentures) elected to convert the instruments into a total of 62,500 shares of common stock.

9. Income Taxes

The Company reports deferred income taxes as the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company generated net operating losses for income tax purposes in 2009 and 2008, so there were no current tax provisions for those years. Additionally, the excess of our deferred tax assets over our deferred tax liabilities was offset by a valuation allowance, resulting in no deferred tax benefit for those years. The valuation allowance decreased by $116,000 and increased by $249,000 for the years ended December 31, 2009 and 2008, respectively.

The income tax provision for 2009 and 2008 differs from the amount computed by applying the US federal statutory rate of 34% to income before income taxes due primarily to changes in the valuation allowance. As of December 31, 2009, the Company had net operating loss carryforwards of approximately $3.0 million for federal income tax purposes, which are available to reduce future taxable income and will expire beginning in 2025, if not utilized.

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$963,000	$1,066,000
Other accruals	81,000	113,000
Valuation allowance	(1,028,000)	(1,144,000)

Net deferred tax assets	16,000	35,000
Deferred tax liability – depreciation and amortization	(16,000)	(35,000)

WELLQUEST MEDICAL & WELLNESS CORPORATION

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Net deferred income taxes	$—	$—

As the Company has generated net operating losses from its inception and there is no assurance that it will be able to utilize its net operating loss carryforwards prior to expiration, management has established a valuation allowance of approximately $1,028,000 and $1,144,000 at December 31, 2009 and 2008, respectively, to recognize its deferred tax assets only to the extent of its deferred tax liabilities. The Company will continue to evaluate the need for such a valuation allowance in the future.

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

10. Benefit Plans

Employees of the Company are eligible to participate in a 401(k) plan (the Plan) covering all employees after a specified period of service. Employees may elect to make deferral contributions of their salary. The Company will match 50% of the first 6% of employee contributions made to the Plan. In addition, the Company may make discretionary contributions to the Plan to be allocated to participants’ accounts pro rata based on compensation. Participants will vest in any Company contributions over a five year period. Total Company contributions to the plan for 2009 and 2008 approximated $8,000 and $6,800, respectively.

11. Business Segments

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

Corporate assets detailed below are primarily comprised of property and equipment, corporate cash, accounts receivable and other corporate assets. Summarized financial information concerning the Company’s reportable operating segments is shown in the following table as of December 31, 2009 and 2008:

	For the Year Ended December 31, 2009

	Medical Clinic	Medical Spa	Unallocated Corporate	Consolidated

Net revenue	$3,172,609	$648,885	$2,500	$3,823,994
Operating expenses	2,503,837	763,345	595,473	3,862,655

Income (loss) from operations	668,772	(114,460)	(592,973)	(38,661)
Interest income	—	—	—	—
Interest expense	—	—	224,136	224,136

Net income (loss)	$668,772	$(114,460)	$(817,109)	$(262,797)

Total assets	$440,918	$147,064	$190,033	$778,015

	For the Year Ended December 31, 2008

	Medical Clinic	Medical Spa	Unallocated Corporate	Consolidated

Net revenue	$2,644,822	$687,561	$50	$3,332,433

WELLQUEST MEDICAL & WELLNESS CORPORATION

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Operating expenses	2,085,891	982,079	710,285	3,778,255

Income (loss) from operations	558,931	(294,518)	(710,235)	(445,822)
Interest income	—	—	3,232	3,232
Interest expense	—	—	289,508	289,508

Net income (loss)	$558,931	$(294,518)	$(996,511)	$(732,098)

Total assets	$454,645	$229,487	$150,358	$834,490

The financial information for the Medical Clinic presented above represents the revenue and direct operating expenses of NWAPCP after elimination of intercompany expenses charged to NWAPCP by WellQuest of Arkansas. Intercompany expenses that have been eliminated include the following: a management fee paid by NWAPCP to WellQuest of Arkansas ($243,000 and $198,000 for the years ended December 31, 2009 and 2008, respectively), lease expense paid by NWAPCP to WellQuest of Arkansas ($41,000 and $52,000 for the years ended December 31, 2009 and 2008, respectively), and interest expense paid by NWAPCP to WellQuest of Arkansas ($8,000 and $39,000 for the years ended December 31, 2009 and 2008, respectively).

12. Fair Value of Financial Instruments

The Company considers debt, including subordinated debentures to be financial instruments. The estimated fair value of such instruments at December 31, 2009 approximates their carrying value as reported on the Company’s consolidated balance sheet. In considering the fair value of subordinated debentures, the Company calculated fair value using a maturity date of April 1, 2012 and a discount rate of 12%.

13. Commitment

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

On December 10, 2009, the Company signed an addendum to this agreement whereby the placement agent would assist the Company in obtaining bridge financing up to $250,000 to pay for the legal, accounting, and consulting costs associated with the proposed offering of equity and/or debt securities. The terms of the addendum are for the placement agent to receive a fee of 10% of the gross proceeds of the bridge financing, of which a $5,000 non-refundable deposit was payable upon the signing of the addendum. In addition, the addendum calls for the placement agent to receive a non-refundable expense allowance of $2,500. In addition, the placement agent will receive common stock warrants equivalent to 7% of the total number of the Company’s shares of common stock underlying the securities issued in the bridge financing. These warrants will exercise at a price that is 110% of the purchase price paid by investors in the offering.

14. Related Party Transactions

The following is a summary of related party transactions.

At December 31, 2009 and 2008, the Company incurred expenses of approximately $6,100 and $33,000, respectively, to the law firm of Newton, O’Connor, Turner & Ketchum, of which John O’Connor, one of our directors, is a partner.

The Company leases a vehicle under an operating lease that expires in July 2010. The vehicle is leased from Steve Swift, our Chief Executive Officer. The monthly lease payment is $529.

The Company leases certain equipment under a capital lease expiring May 2013. The equipment is leased from an entity partially owned by Curtis Rice, one of our stockholders. The aggregate monthly lease payments are approximately $3,800.

WELLQUEST MEDICAL & WELLNESS CORPORATION

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

15. Subsequent Event

On March 24, 2010, our common stock was removed from the quotation privileges on the OTC Bulletin Board for failure to have an active market-maker as required under Section 13 of the Securities Exchange Act of 1934. A new market maker has filed an application to have our stock reinstated with quotation privileges on the OTC Bulletin Board, however, as of March 31, 2010, that has not occurred. Until such time as the stock is re-listed, the Company’s stock will be quoted on the Pink Sheets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that:

•          pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•          provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•          provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of December 31, 2009. Management’s assessment of internal control over financial reporting was based on the framework in Internal

Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has not been audited by HoganTaylor LLP, our independent registered public accounting firm. In addition, management’s annual report on internal controls over financial reporting was not subject to attestation by HoganTaylor LLP. Temporary rules of the Securities and Exchange Commission permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

          None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Names:	Ages	Titles:	Board of Directors

Steve Swift	63	President	Director
Greg Primm	36	Chief Financial Officer
Curtis Rice	33	Vice President	Director
Lawrence D. Field	50		Director
John O’Connor	55	Secretary	Director
Robert J. Zasa	59		Director

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

Audit Committee and Audit Committee Financial Expert

          Our Board of Directors does not currently have any committees. All functions ordinarily performed by committees are performed by the Board of Directors as a whole.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

          The following tables set forth compensation information for our Chief Executive Officer and Chief Financial Officer for the fiscal years ended December 31, 2009 and 2008.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Steve Swift, President	2009	$120,000	$—	$—	$995	$—	$—	$15,164	(1)	$136,159
	2008	160,435	—	—	—	—	—	19,222	(2)	179,657
Greg Primm, CFO	2009	106,040	—	—	6,153	—	—	9,376	(3)	121,569

(1)	Includes $8,816 for health, dental, life and key-man life insurance and $6,348 for a vehicle lease.
(2)	Includes $9,042 for health, dental, life and key-man life insurance, $2,492 in 401(k) contributions, and $7,688 for a vehicle lease.
(3)	Includes $7,680 for health, dental, and life insurance and $1,696 in 401(k) contributions.

Employment Agreements

          On January 1, 2005, we entered into an employment agreement with Steve Swift, our chief executive officer. Pursuant to the terms of the agreement, Mr. Swift will be employed by us for an initial term of five years from the effective date of the agreement. The agreement automatically renews for successive two year terms. The current term expires January 1, 2012. Mr. Swift is to receive an annual base salary of $180,000 a year. Upon the opening of the first clinic, Mr. Swift was to receive an annual base salary of $250,000 a year. Mr. Swift is entitled to receive an increase to his base salary and receive certain bonuses to be determined by the Board of Directors based upon the performance of the Company during each calendar year. Mr. Swift’s salary and bonus schedule will be reviewed by the Board of Directors on an annual basis. Mr. Swift shall be entitled to four weeks paid vacation during each year during the initial term. The Company may terminate his employment (i) with cause, upon a determination by a majority of the Board of Directors or (ii) without cause, at any time, for any reason whatsoever and without prior notice. Mr. Swift may voluntarily terminate his employment at any time for cause or without cause upon not less than 30 days written notice. During the term of his employment and for a period thereafter, Mr. Swift will be subject to non-competition and non-solicitation provisions, subject to standard exceptions. This agreement was amended on June 30, 2007 pursuant to which Mr. Swift’s annual base salary was to remain at $180,000 until the Board determines otherwise. The agreement was amended again on October 29, 2008, pursuant to which Mr. Swift’s annual base salary was reduced to $120,000 per year until the Board determines otherwise.

Option Grants in Last Fiscal Year

          The following table sets forth information regarding the number of stock options granted to named executive officers during 2009.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Steve Swift	December 14, 2009	1,250,450	$0.20	$35,823
Greg Primm	December 14, 2009	600,000	0.20	17,189

Outstanding Equity Awards at Fiscal Year-End Table.

          The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2009.

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Steve Swift	—	1,250,450	—	$0.20	12/14/2015	—	—	—	—
Greg Primm	—	300,000	—	$0.08888	04/14/2015	—	—	—	—
Greg Primm	—	600,000	—	$0.20	12/14/2015	—	—	—	—

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

          The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2009 for services to our company.

Name	Fees Earned or Paid in Cash	Option Awards ($) (1)	Total ($)

Steve Swift (2)	$	$995	$995
Curtis Rice (3)	—	358	358
Lawrence D. Field (4)	—	358	358
John O’Connor (5)	—	358	358
Robert Zasa (6)	—	358	358

Total:	—	$2,427	$2,427

*

Amounts represent the amount of compensation expense recognized in fiscal 2009 for awards granted in fiscal 2009 under SFAS 123R, as discussed in Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(1)

The options are subject to a vesting schedule as follows: one-third (1/3) of the options vest on December 14, 2011; December 14, 2012 and December 14, 2013. The options have a termination date of December 14, 2015.

(2)	1,250,450 options were outstanding as of December 31, 2009, of which none were then currently exercisable.

(3)	450,450 options were outstanding as of December 31, 2009, of which none were then currently exercisable.

(4)	450,450 options were outstanding as of December 31, 2009, of which none were then currently exercisable.

(5)	450,450 options were outstanding as of December 31, 2009, of which none were then currently exercisable.

(6)	450,450 options were outstanding as of December 31, 2009, of which none were then currently exercisable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The following table sets forth certain information regarding beneficial ownership of our common and preferred stock as of March 25, 2010.

By each person who is known by us to beneficially own more than 5% of our common or preferred stock;

By each of our officers and directors; and

By all of our officers and directors as a group.

NAME AND ADDRESS OF OWNER (1)	TITLE OF CLASS	NUMBER OF SHARES OWNED (2)	PERCENTAGE OF CLASS (3)

Stephen H.M Swift	Common Stock	12,180,000	41.52%

Greg Primm	Common Stock	0	0%

Curtis L. Rice	Common Stock	2,902,500 (4)	9.65%

Lawrence D. Field	Common Stock	2,892,500 (5)	9.86%

John O’Connor	Common Stock	1,642,500	5.60%

Robert Zasa (9)	Common Stock	2,486,250 (6)	8.32%

All Officers and Directors	Common Stock	22,103,750 (7)	72.11%
As a Group (6 persons)

Curtis L. Rice	Series A Preferred Stock	3,015 (8)	11.82%

Ambulatory Systems Development (9)	Series A Preferred Stock	2,250	8.81%

TerraNova Partners, L.P. (10)	Series A Preferred Stock	4,500	17.64%

Charles C. Stephenson, Jr.	Series A Preferred Stock	4,500	17.64%

Lewis Yarborough	Series A Preferred Stock	2,250	8.81%

Industrial and Commercial Developments Pty, Ltd. (11)	Series A Preferred Stock	3,375	13.23%

(1) Unless otherwise noted, the mailing address of each beneficial owner is 3400 SE Macy Rd., #18, Bentonville, Arkansas 72712.

(2) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to preferred stock, options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 25, 2010 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Based upon 29,335,167 shares of common stock and 25,515 shares of Series A Convertible Preferred Stock issued and outstanding on March 25, 2010.

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

Equity Compensation Plan Information

          The following table sets forth information about the shares of our common stock that may be issued upon the exercise of options granted under the 2008 Stock Incentive Plan, which was approved by the Board of Directors and shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	4,652,250	$0.1809	347,750

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	4,652,250	$0.1809	347,750

(1)

We established the 2008 Incentive Stock Plan, under which 5,000,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. As of December 31, 2009, 800,000 shares were issuable upon exercise of options granted to employees and directors.

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

          At December 31, 2009 and 2008, we incurred expenses of approximately $6,100 and $33,000, respectively, to the law firm of Newton, O’Connor, Turner & Ketchum, of which John O’Connor, one of our directors, is a partner.

          We lease a vehicle under an operating lease that expires in July 2010. The vehicle is leased from Steve Swift, our Chief Executive Officer. The monthly lease payment is $529.

          We lease certain equipment under a capital lease expiring May 2013. The equipment is leased from an entity partially owned by Curtis Rice, one of our stockholders and directors. The aggregate monthly lease payments are approximately $3,800.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

          The aggregate fees incurred with our public accountants for professional services rendered during the years ended December 31, 2009 and 2008 are as follows:

Description	2009	2008

Audit Fees[1]	$55,000	$56,450

Audit-Related Fees[2]	$—	$—

Tax Fees[3]	$5,500	$5,500

All Other Fees[4]	$—	$—

1 Audit fees relate to professional services rendered for the annual audit of our financial statements, the quarterly reviews relating to SEC filings of our financial statements and our S-1 filing with the SEC. For 2009, the audit fee amount includes estimated billings for the completion of the 2009 audit, which was completed after year-end.

2 There were no audit-related fees during 2009 or 2008.

3 Tax fees include fees billed for tax planning, consultations and preparation of the tax returns. For 2009, the tax fee amount includes estimated billings of $5,500 for the completion of the 2009 tax returns, which are completed after year-end.

4 There were no other fees during 2009 or 2008.

          The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

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

10.13	Form of Convertible Debenture, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 20, 2009 and incorporated herein by reference.

10.14

Letter Agreement, dated as of May 11, 2009 and effective as of April 1, 2009, by and between WellQuest Medical & Wellness Corporation and Regent Private Capital, LLC, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 14, 2009 and incorporated herein by reference.

10.15	Convertible Debenture issued to Regent Private Capital, LLC, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 14, 2009 and incorporated herein by reference.

10.16	Waiver, dated March 3, 2010, from ONB Bank and Trust Company, in favor of WellQuest Medical & Wellness Centers

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLQUEST MEDICAL & WELLNESS CORPORATION

Date: March __, 2010	By:	/s/ STEVE SWIFT

Steve Swift
President (Principal Executive Officer)

Date: March __, 2010	By:	/s/ GREG PRIMM

Greg Primm
Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ STEVE SWIFT	President (Principal Executive Officer), Chairman and	March __, 2010

Steve Swift	Director

/s/ GREG PRIMM	Chief Financial Officer (Principal Financial Officer and	March __, 2010

Greg Primm	Principal Accounting Officer)

/s/ LAWRENCE D. FIELD	Director	March __, 2010

Lawrence D. Field

/s/ JOHN O’CONNOR	Director	March __, 2010

John O’Connor

/s/ Robert J. Zasa	Director	March __, 2010

Robert J. Zasa

/s/ Curtis L. Rice	Vice President and Director	March __, 2010

Curtis L. Rice